Form 10QSB
period 1996-09-30
L M CAPITAL INC
filed 1997-01-29
CIK 862250

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 1996

OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE EXCHANGE ACT

For the transition period from __________ to __________

             Commission File No. 33-33939

   LINDSEY TECHNOLOGIES, INC. (formerly L.M. CAPITAL, INC.)
 ___________________________________________________________
  (Exact name of small business issuer as specified in its
                         charter)

Colorado                              				84-1121635
________                                 ____________
(State or other jurisdiction of	         (I.R.S. Employer
Incorporation or organization)	          Identification  No.)

             3025 South Parker Road, Suite 109
	               Aurora, Colorado  80014
_____________________________________________________________
 (Address of principal executive offices, including zip code)


Issuer's Telephone Number:  (303) 306-1988


   L.M. Capital, Inc., 1675 Larimer Street Suite 600,
                 Denver, CO  80202
______________________________________________________
 (Former name, former address and former fiscal year,
              if changed since last report)


Check whether the Issuer (1) filed all
reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ____       ____


As of September 30, 1996, 14,782,400 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
1st Quarter Ended September 30, 1996

Lindsey Technologies, Inc.
(formerly L.M. Capital, Inc.)


                                      						         Page

PART I:  FINANCIAL INFORMATION

            Item 1.

                   Balance Sheets	                  			2
                   Statement Of Operations	          		3
                   Statement Of Cash Flows	 	         	4
                   Notes To Financial Statements	  	  	5


            Item 2.

	                 Management's Discussion And
                  Analysis Or Plan Of Operation        6

PART II:  OTHER INFORMATION	             	             7


SIGNATURES					                                        8

              PART I.   FINANCIAL INFORMATION

ITEM 1.           LINDSEY TECHNOLOGIES, INC.
                 (formerly L.M. Capital, Inc.)
                         BALANCE SHEET
                       SEPTEMBER 30, 1996

                               ASSETS

Current assets

     Cash in bank	               			$       2,737
     Cash in escrow	              		       85,536
                                    _____________

	Total current assets              	       88,273
                                    _____________

Total Assets     	                			$     88,273
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable
        & accruals	                  	$     4,217
     Due to related parties     	          25,994
                                     ____________
	Total current liabilities	                30,211
                                     ____________

Total Liabilities      	           		      30,211
                                     ____________


Stockholders' equity

     Preferred  stock: no par
       value, 20,000,000 total,
       5,000 Series A authorized,
       4,200 shares issued
       & outstanding            	    	   304,257

     Common stock:  no par
       value, 100,000,000 shares
       authorized, 14,782,400 shares
       issued & outstanding             	109,429

     Underwriter's warrants,
       20,000 issued and outstanding         120

     Deficit accumulated during
        the development stage        (   355,744)
                                      __________

  Stockholders' Equity      			           58,062
                                      __________

Total Liabilities And
 Stockholders' Equity	     	          $   88,273
	 						                              ==========

                  	 See Notes to Financial Statements

               LINDSEY TECHNOLOGIES, INC.
             (formerly L.M. Capital, Inc.)
                 STATEMENT OF OPERATIONS
   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                      (UNAUDITED)

			                                    	   Three Months Ended
		                                    		      September 30
	 			                                      1995          1996
							                                    ____          ____


Revenues	                             	 $    -         $   -

Operating expenses:

	Selling, general,
	 & administrative                    		   8,000           62
                                       _________       ______
Income (loss) from
 operations	              	            (   8,000)         (62)
                                       _________       ______
Other income (expense):

	Interest income	                      	     710	  	      721
	                                      _________       ______
	Total other income          	               710  		      721
                                       _________       ______
Income (loss) before
 income taxes            		            (   7,290)         659
                                       _________       ______
Provision for income tax:

	Deferred tax expense                  	     -	           -
	Deferred tax credit                   	     -    	 	     -
			                                    _________       ______
Net income (loss)            	        $(   7,290)   		$   659
                                       =========       ======

Net income (loss) per share           $(     *  )   	 $(  *  )
                                       =========       ======

Weighted average number of
common shares outstanding              28,308,640    28,308,640
                                       ==========    ==========
*Less than $.01 per share

         	         See Notes to Financial Statements

	                      LINDSEY TECHNOLOGIES, INC.
	                    (formerly L.M. Capital, Inc.)
	                       STATEMENT OF CASH FLOWS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
		                          (UNAUDITED)


				                                         	Three Months Ended
	  				                                          September 30
				                                         	1995          1996
							                                       ____          ____

Cash Flows From Operating Activities:

   Net income (loss)	          	          $ ( 7,290)      $   659

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

      (Increase) in cash in escrow          (   709)      (   719)
		                                         --------        ------
	        Net cash provided
     	   by (used for)
	        operating activities 	             ( 7,999)      (    60)
                                           --------        ------

Cash Flows From Financing Activities:

       Increase in notes payable           		10,000	          -
			                                        --------        ------
     	   Net cash provided
      	  by (used for)
	        financing activities	              	10,000	          -
                                           ________	       ______

Net Increase (Decrease) In Cash               2,001       (    60)
                                           ________        ______

Cash At The Beginning Of The Period          12,533	        2,797
                                           ________        ______

Cash At The End Of The Period              $ 14,534       $ 2,737
                                           ========       =======

                 See Notes to Financial Statements

                      LINDSEY TECHNOLOGIES, INC.
                     (formerly L.M. Capital, Inc.)
                    Notes to Financial Statements
                              (Unaudited)


Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.
The results of operations for such interim periods are not necessarily indicative of operations for a full year.

                     LINDSEY TECHNOLOGIES, INC.
                   (formerly L.M. Capital, Inc.)

ITEM 2.  Managements's Discussion and Analysis or Plan of
         Operation

On June 21, 1996 the Company entered into a joint venture with a team of French software engineers (the
"Associates") and their wholly owned French corporation, Helvetius Ingeniere. The Company and the Associates will form Heldol Corporation ("Heldol"), a United States corporation for the purpose of developing and marketing software for industrial, medical, and commercial business applications. (Heldol was subsequently formed on October
25, 1996). The Company will capitalize Heldol for $70,000 at which time the Company will own 35% of Heldol and the Associates 65%. The Company will also capitalize Heldol with an additional 10 million French francs (approximately
$2 million) over two years at which time the Company will own 80% of Heldol. After Heldol is fully capitalized, Heldol shall be obligated to purchase 30% of the outstanding shares of Helvetius for 10 million French francs (approximately $2,000,000).

Another agreement on June 21, 1996 between the Company and the Associates allows the Associates to exchange their shares of Helvetius for shares in the Company according to a market valuation formula, providing Helvetius attains certain sales levels and the Company is on NASDAQ.

The Associates to date have developed software for bacteriological identification, trade named HELLAC which is used by Institut Pasteur, software for the management of educational and professional training institutions, trade named HELISA currently used by French engineering and business schools such as Ecole Normale Superieure, and inventory tracking software trade named HAWK, developed with and used by NCR.

The Company in conjunction with the Associates plans to offer potential clients in the fields of medicine, education and business fully integrated software solutions to their information needs. Services will include description and study of the project at hand, elaboration and development of a workable software network, installation of software and hardware interfacing with all existing platforms and technologies from a basic unit to a wide network of computers and languages, and the training of staff and maintenance of systems when in place.

PART II.  OTHER INFORMATION


Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters To A Vote of Securities
        Holders

	    	Subsequent to the date of this filing, in November of 1996 the Company's name was changed from L.M.
Capital, Inc. to Lindsey Technologies, Inc. Also in
November of 1996, Lionel Mauclaire, J.M. Mauclaire, Robert
Mauclaire and Ronald Chadwick were elected to the Board of Directors.

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K - None

                         SIGNATURES

	In accordance with the requirements of the Exchange
Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

			           	LINDSEY TECHNOLOGIES, INC.
			          	(formerly L.M. Capital, Inc.)


			           	By: /s/Lionel Mauclaire
			           	Lionel Mauclaire, President
			           	and Director


Date:  January 27, 1997