Form 10QSB
period 1996-12-30
L M CAPITAL INC
filed 1997-01-29
CIK 862250

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  December 31, 1996

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

Yes   X      No
    ____       ____


As of December 31, 1996, 15,900,961 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
2nd Quarter Ended December 31, 1996

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

              PART I.   FINANCIAL INFORMATION

ITEM 1.           LINDSEY TECHNOLOGIES, INC.
                 (formerly L.M. Capital, Inc.)
                         BALANCE SHEET
                       DECEMBER 31, 1996

                               ASSETS

Current assets

     Cash               		         	$      14,364
                                    _____________

	Total current assets              	       14,364
                                    _____________

Investment in subsidiary                   71,000
                                    _____________

Total Assets     	                			$     85,364
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable
        & accruals	                  	$     4,217
     Due to related parties     	          32,979
                                     ____________
	Total current liabilities	                37,196
                                     ____________

Total Liabilities      	           		      37,196
                                     ____________


Stockholders' equity

     Preferred  stock: no par
       value, 20,000,000 total,
       5,000 Series A authorized,
       4,200 shares issued
       & outstanding            	    	   304,257

     Common stock:  no par
       value, 100,000,000 shares
       authorized, 14,782,400 shares
       issued & outstanding             	109,429

     Underwriter's warrants,
       20,000 issued and outstanding         120

     Deficit accumulated during
        the development stage        (   364,548)
                                      __________

  Stockholders' Equity      			           48,168
                                      __________

Total Liabilities And
 Stockholders' Equity	     	          $   85,364
	 						                              ==========

                  	 See Notes to Financial Statements

                           LINDSEY TECHNOLOGIES, INC.
                         (formerly L.M. Capital, Inc.)
                            STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1996
          AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1996
                                 (UNAUDITED)

                          	   Three Months Ended        Six Months Ended
                         		      December 31               December 31
                              1995          1996        1995        1996
							                       ____          ____        ____        ____


Revenues                 	 $    -         $   -       $   -       $   -

Operating expenses:

	Selling, general,
	 & administrative       		   1,017         8,821       9,017       8,883
                           ________       _______     _______     _______
Income (loss) from
 operations	              (   1,017)      ( 8,821)    ( 9,017)    ( 8,883)
                           ________       _______     _______     _______
Other income (expense):

	Interest income          	     885	  	        17       1,595         738
	                          ________       _______     _______     _______
	Total other income             885  		        17       1,595         738
                           ________       _______     _______     _______
Income (loss) before
 income taxes             (     132)      ( 8,804)    ( 7,422)    ( 8,145)
                           ________       _______     _______     _______

Provision for income tax:

	Deferred tax expense     	     -	           -           -           -
	Deferred tax credit      	     -    	 	     -  	        -           -
 		                        ________       _______     _______     _______
Net income (loss)        $(     132)   		$( 8,804)   $( 7,422)   $( 8,145)
                           ========       =======     =======     =======
Net income (loss)
 per share               $(     *  )   	 $(   *  )   $(   *  )   $(   *  )
                           ========       =======     =======     =======

Weighted average number of
common shares
outstanding              29,427,201     29,427,201   29,427,201  29,427,201
                         ==========     ==========   ==========  ==========
*Less than $.01 per share

         	         See Notes to Financial Statements

	                      LINDSEY TECHNOLOGIES, INC.
	                    (formerly L.M. Capital, Inc.)
	                       STATEMENT OF CASH FLOWS
         FOR THE SIX MONTHS ENDED DECEMBER 30, 1995 AND 1996
		                           (UNAUDITED)


				                                          	Six Months Ended
	  				                                          December 31
				                                         	1995          1996
							                                       ____          ____

Cash Flows From Operating Activities:

   Net income (loss)	          	          $ ( 7,422)      $ ( 8,145)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

      (Increase) in cash in escrow          ( 1,592)        (   734)
		                                         --------        --------
	        Net cash provided
     	   by (used for)
	        operating activities 	             ( 9,014)        ( 8,879)
                                           --------        --------

Cash Flows From Investing Activities:

       Investment in subsidiary                -            (71,000)
                                           --------        --------
         Net cash provided
         by (used for)
         investing activities                  -            (71,000)
                                           --------        --------

Cash Flows From Financing Activities:

       Issuance of common stock                -             69,910
       Interest from escrow                    -             14,551
       Increase in notes payable           		11,182	          6,985
			                                        --------        --------
     	   Net cash provided
      	  by (used for)
	        financing activities	              	11,182          91,446
                                           ________	       ________

Net Increase (Decrease) In Cash               2,168          11,567
                                           ________        ________

Cash At The Beginning Of The Period          12,533	          2,797
                                           ________        ________

Cash At The End Of The Period              $ 14,534        $  2,737
                                           ========        ========

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

                     LINDSEY TECHNOLOGIES, INC.
                   (formerly L.M. Capital, Inc.)

ITEM 2.  Managements's Discussion and Analysis or Plan of
         Operation

On June 21, 1996 the Company entered into a joint venture with a team of French software engineers (the
"Associates") and their wholly owned French corporation, Helvetius Ingeniere. The Company and the Associates formed Heldol Corporation ("Heldol"), a United States corporation for the purpose of developing and marketing software for industrial, medical, and commercial business applications, on October 25, 1996.
The Company capitalized Heldol for $71,000, with the Company owning 35% of Heldol and the Associates 65%. The Company will also capitalize Heldol with an additional 10 million French francs (approximately
$2 million) over two years at which time the Company will own 80% of Heldol. After Heldol is fully capitalized, Heldol shall be obligated to purchase 30% of the outstanding shares of Helvetius for 10 million French francs (approximately $2,000,000).

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