Form 10KSB
period 1996-06-30
L M CAPITAL INC
filed 1997-01-31
CIK 862250

CONFORMED COPY

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-KSB

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                                  [FEE REQUIRED]

                   For the fiscal year ended:  June 30, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                [NO FEE REQUIRED]

             For the transition period from __________ to __________

                       Commission File No. 33-33939

            LINDSEY TECHNOLOGIES, INC. (formerly L.M. CAPITAL, INC.)
      _________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

          	Colorado				         			                   84-1121635
_______________________________                   __________________
(State or other jurisdiction of            							(I.R.S. Employer
Incorporation or organization)					              	Identification No.)

                    3025 South Parker Road, Suite 109
		         		            Aurora, Colorado  80014
     ___________________________________________________________
     (Address of principal executive offices, including zip code)

Issuer's Telephone Number:  (303) 306-1988

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
     ___        ___

As of June 30, 1996, 14,782,400 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by nonaffiliates was approximately $-0-.

Documents incorporated by reference: None

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $-0-

This Form 10-KSB consists of   25    pages. The Exhibit Index begins on page  9.

                               TABLE OF CONTENTS

                       Form 10-KSB Annual Report - 1996

                          Lindsey Technologies, Inc.
                        (formerly L.M. Capital, Inc.)

                                                      											         Page

Facing Page
Index

PART I
            Item    1.  Business                                          	  1
            Item    2.  Properties	                                          2
            Item    3.  Legal Proceedings	                                   2
            Item    4.  Submission of Matters to a Vote of Security Holders	 2

PART II
           	Item    5. Market For Registrant's Common Equity
                       And Related Shareholder Matters                       3
            Item    6. Management's Discussion And Analysis Or Plan Of
                       Operations                                            4
            Item    7. Financial Statements	                                 5
            Item    8. Disagreements On Accounting And Financial Disclosures	5

PART III
            Item    9. Directors And Executive Officers Of The Registrant	   6
            Item   10. Executive Compensation                             	  7
            Item   11. Security Ownership Of Certain Beneficial Owners And
                       Management	                                           8
            Item   12. Certain Relationships And Related Transactions     	  8

PART  IV
            Item   13. Exhibits, Financial Statement Schedules, And
                       Reports On Form 8-K	                                  9

SIGNATURES                                                                 	10

                                  PART I


Item 1.  Business

     	Lindsey Technologies, Inc. (formerly L.M. Capital, Inc.) (the "Company" or the "Registrant") was organized under the laws of the state of Colorado on August 17, 1989 for the primary purpose of engaging in a merger with, joint venture with, or acquisition of a small number of private or public firms. Such firms may be private or public corporations, partnerships, or sole proprietorships. The Company's name was changed from L.M. Capital, Inc. to Lindsey Technologies, Inc. on November 22, 1996.

On June 21, 1996 the Company entered into a joint venture with a team of French software engineers (the "Associates") and their wholly owned French corporation, Helvetius Ingeniere. The Company and the Associates will form Heldol Corporation (Heldol), a United States corporation for the purpose of developing and marketing software for industrial, medical, and commercial business applications. (Heldol was subsequently formed on October 25, 1996). The Company will capitalize Heldol for $70,000 at which time the Company will own 35% of Heldol and the Associates 65%. The Company will also capitalize Heldol with an additional 10 million French francs (approximately $2 million) over two years at which time the Company will own 80% of Heldol. After Heldol is fully capitalized, Heldol shall be obligated to purchase 30% of the outstanding shares of Helvetius for 10 million French francs (approximately $2,000,000).

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

Item 2.  Properties

    	The Company maintains its offices in Aurora, Colorado in office space provided by one of the Directors of the Company.


Item 3.  Legal Proceedings

    	The Company was involved in no legal proceedings during the fiscal year ended June 30, 1996.


Item 4.  Submission of Matters to a Vote of Security Holders

    	In September 1995, Lionel Mauclaire, J.M. Mauclaire, and Ronald Chadwick were elected to the Board of Directors.

Subsequent to the date of this filing, in November of 1996 the Company's name was changed from L.M. Capital, Inc. to Lindsey Technologies, Inc. Also in November of 1996, Lionel Mauclaire, J.M. Mauclaire, Robert Mauclaire and Ronald Chadwick were elected to the Board of Directors.

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

    	(a)   Principal Market or Markets:  During the fiscal year ended
June 30, 1996, no separate market developed for the Company's common stock, units, or any outstanding warrants. The Company currently has no outstanding trading market. High and low bids for the Company's common stock units for the previous eight quarters are shown below.

						                           		BID
      			Quarter Ended		     High       Low

Units			Sept. 30, 1994	       			No Bid
Units			Dec.  31, 1994			       	No Bid
Units			Mar.  31, 1995			       	No Bid
Units			June  30, 1995			       	No Bid
Units			Sept. 30, 1995			       	No Bid
Units			Dec.  31, 1995			       	No Bid
Units			Mar.  31, 1996			       	No Bid
Units			June  30, 1996	       			No Bid


    	(b)    Common Stock:   On June 30, 1996 there were 14,782,400 shares of
common stock issued and outstanding, which were held by 34 shareholders of record excluding individuals holding securities in street name. In addition, there were 413,000 (A) warrants and 413,000 (B) warrants outstanding held by 30 persons.

The Company has never paid cash dividends on its common stock and currently intends to continue its policy of retaining all of its earnings for use in its business.

    	(c) Convertible Preferred Stock: Out of the authorized preferred stock, the Company has designated a Series A Convertible Preferred Stock ("Series A"). The designated number of shares of the Series A is 5,000. One share of Series A may be converted into 1,600 common shares of the Company at the election of the holder anytime beginning September 1, 1994. The holders of outstanding shares of Series A shall not be entitled to receive any dividends. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the holder of each share of Series A shall be entitled to receive, from the assets of the Company available for distribution to its stockholders, before any payment or distribution shall be made on the common stock, an amount equal per share to $100. If the assets and funds to be distributed among the holders of the Series A shall be insufficient to permit the payment of the full aforesaid preferential amount to such holders, then the entire assets and funds of the Company legally available for the distribution shall be distributed among the holders of the Series A in proportion to the aggregate preferential amount of all shares of Series A held by them.

After payment has been made to the holders of the Series A, the holders of the common stock shall be entitled to share ratably in the remaining assets on the basis of the number of shares of common stock held by them at the time of such liquidation. The holder of each share of Series A stock shall have the right to 1,600 votes for each share standing in his name on the books of the Company and shall have the right to vote at all meetings of the stockholders. These votes will be aggregated with the votes of the holders of the Company's common stock and will not be treated as a separate class. As if June 30, 1996 there were 4,200 Series A shares outstanding held by 2 individuals.


Item 6.  Management's Discussion and Analysis or Plan of Operations

    	The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

The Company earned nominal interest in 1996 and incurred minor trading losses. Management believes that the Company has sufficient funds to continue operations through the end of its current fiscal year on June 30, 1997.

     	(a) Liquidity: The Registrant's securities are currently not liquid. There is one market maker in the Company's securities. The Company's management is attempting to interest market makers in the Company's securities, so as to provide limited liquidity for holders of the free trading units. The Company anticipates that liquidity of its stock will be enhanced by its recent joint venture with Helvetius Ingeniere, as software products are developed and marketed. Such liquidity, though not a certainty, would in all likelihood stem from interest in the Company's product(s) and business. The Company cannot insure liquidity at any time in the future, regardless of whether or not it conducts successful future business operations. To meet short term capital needs the Company is from time to time lent money by its President.

     	(b) Capital Resources: The Company does not anticipate expenditures for capital goods such as plant or equipment at any time in the foreseeable future. This expectation is subject to change based on the Company's possible capital requirements for software development.

     	(c) Investments/Joint Ventures: On June 21, 1996 the Company entered into a joint venture with a team of French software engineers
(the "Associates") and their wholly owned French corporation, Helvetius Ingeniere. The Company and the Associates will form Heldol Corporation ("Heldol"), a United States corporation for the purpose of developing and marketing software for industrial, medical, and commercial business applications. (Heldol was subsequently formed on October 25, 1996). The Company will capitalize Heldol for $70,000 at which time the Company will own 35% of Heldol and the Associates 65%. The Company will also capitalize Heldol with an additional 10 million French francs (approximately $2 million) over two years at which time the Company will own 80% of Heldol. After Heldol is fully capitalized, Heldol shall be obligated to purchase 30% of the outstanding shares of Helvetius for 10 million French francs (approximately $2,000,000).

Another agreement on June 21, 1996 between the Company and the Associates allows the Associates to exchange their shares of Helvetius for shares in the Company according to a market valuation formula, providing Helvetius attains certain sales levels and the Company is on NASDAQ.

    	(d) Plan of Operations: The Company in conjunction with a team of French software engineers plans to offer potential clients in the fields of medicine, education and business fully integrated software solutions to their information needs. Services will include description and study of the project at hand, elaboration and development of a workable software network, installation of software and hardware interfacing with all existing platforms and technologies from a basic unit to a wide network of computers and languages, and the training of staff and maintenance of systems when in place.


Item 7.  Financial Statements

     	The Report of the Independent Certified Public Accountant appearing at page F-1 and the Financial Statements and Notes to Financial Statements appearing at pages F-2 through F-11 are incorporated herein by reference.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     	In November of 1996 the Board of Directors approved the engagement of Larry O'Donnell, CPA, P.C. as its independent auditor for the fiscal year ended June 30, 1996 to replace the firm of Bogner and Company, P.C., who declined to stand for re-election in August, 1996. The decision by the Board of Directors to change accountants was based solely on the decision by Bogner and Company, P.C. not to stand for re-election.

There were no adverse opinions, disclaimer of opinions, or modification of opinions as to uncertainty, audit scopes, or accounting principles issued by Bogner and Company, P.C. for either of the two most recent fiscal years. During the two most recent fiscal years and subsequent interim period there were no disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures.

                                 PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The Directors and Officers of the Registrant as of the date of this report are as follows:

                                                   											Served as a
Name			           	Age	         		Position	                 		Director Since

Lionel Mauclaire		 36	   	President, Treasurer, Director	     August 17, 1989

J.M. Mauclaire  		 40   		Director	                 		        September, 1995

Robert Mauclaire		 67   		Director	                 		        November, 1996

Ronald R. Chadwick 41    	Director, Secretary	       	        August 17, 1989


Family Relationships: The Company's President and Director, Lionel Mauclaire and J.M. Mauclaire, a Director, are brothers, and Robert Mauclaire, a Director, is the father of Lionel Mauclaire and J.M. Mauclaire.

All Directors of the Company will hold office until the next annual meeting of the shareholders, and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors at the first meeting of the Company's shareholders, and hold office until their death, resignation, or removal from office.

Lionel Mauclaire. President, Treasurer, and a Director. Mr. Mauclaire has been President, Treasurer, and a Director of the Company since August, 1989. Since September, 1987, Mr. Mauclaire has conducted his business under the name
L.M. International, Inc., a company which was formed for the purpose of engaging in financing, investment banking, mergers and acquisitions. From
May, 1985 to November, 1986 he was employed as a marketing executive with I.M.M., S.A., a Paris, France based company engaged in the business of robots. From February, 1983 to July, 1985 he was employed by Malterie Mauclaire, S.A., a family business which supplied breweries with barley. Mr. Mauclaire received his business degree in 1982 from IMAC, Paris, France.

Ronald R. Chadwick, Secretary and a Director. Mr. Chadwick has served as Secretary and a Director since August, 1989. From 1993 until present he has operated his own certified public accounting firm, Ronald R. Chadwick, P.C. From 1986 until present he has been President and a Director of Petramerica Oil, Inc., an oil and gas company. Mr. Chadwick received an MBA degree in finance from Arizona State University in 1980 and a Bachelor of Science degree from Oregon State University in 1979.

J.M. Mauclaire, a Director. Mr. Mauclaire resides in Paris, France and since 1990 has been employed as a financial auditor for Lafarge Company, Paris, France, a worldwide marker of cement products.

Robert Mauclaire, a Director. Mr. Mauclaire received his Baccalaureate degree in 1950 and Law degree in 1954 from Paris University. From 1957 to 1968 he served first as a sales representative at IBM France, then as International Accounts Manager at IBM World Trade Europe and Oil Industry Debt Manager at IBM France. From 1969 to 1987 Mr. Mauclaire served in an executive capacity (including as CEO from 1981-1987) to the Mauclaire family malting business, Malterie Mauclaire, S.A. From 1987 to 1993 Mr. Mauclaire was counsel to the CEO of Soufflet Group, a French company with annual sales of approximately
$4 billion. From 1992 to present he has served as a Judge at the local Tribunal of Commerce. For the past 20 years Mr. Mauclaire has held a number of highly regarded civil positions including Chairman of the Finance
Committee of the Chamber of Commerce of the District of Aube, membership on the Board of Banque Populaire de Champagne, Chairman of the Finance Committee of the Regional Chamber of Commerce of Champagne-Ardennes, Vice President of the National Committe of Business Legal and Fiscal Studies of the Association of French Chambers of Commerce, membership on the Committee of Counsels of the Banque de France, and Vice President of the Board of Banque Populaire de Champagne.


Item 10.  Executive Compensation

     ompensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

                          SUMMARY COMPENSATION TABLE

Name and	              	Fiscal	                          					Other Annual
Principal Position      Year         	Salary   	Bonus        	Compensation

Lionel Mauclaire,      	1994		           -        -                 -
President	             	1995	      	     -		      -	              		-
                     			1996      		     -		      -                 -

Item 11.  Security Ownership of Certain Beneficial Owners and Management

    	The following table sets forth, as of the date of this Report, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more or the Registrant's common stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group:

                                     						      	NO. OF	           	% OF
NAME	   		                    	CLASS	            	SHARES            	CLASS

Lionel Mauclaire	             	Common	           	14,471,968 (1)   		97.90
3025 S. Parker Rd (S) 109     	Preferred		             4,000 (2)    	95.24
Aurora, Colorado  80014

Ronald Chadwick              		Common	         	     200,000	      	  1.35
3025 S. Parker Rd (S) 109
Aurora, Colorado  80014

Directors and               			Common	           	14,671,968       		99.25
Officers as a Group          		Preferred	    	         4,000       		95.24

(1) In addition to the 14,471,968 common shares currently owned by him, Lionel Mauclaire also owns 326,000 A warrants and 326,000 B warrants. If exercised these warrants, each of which convert into eight shares of common stock, would give Mr. Mauclaire ownership of an additional 5,226,560 shares of common stock.

(2) Each share of preferred stock is convertible into 1,600 shares of the Company's common stock anytime beginning September 1, 1994.


Item 12.  Certain Relationships and Related Transactions

     Subsequent to the date of this filing, on October 3, 1996 pursuant to the requirements of the 1990 Colorado Securities Act the Company returned to shareholders $71,000 held in escrow. The Company's President subsequently returned to the Company $70,000.

                                  PART IV


Item 14.  Exhibits and Reports on Form 8-K

    	(a)   Exhibits

     	-- The following Exhibits were filed with the Securities and Exchange
         Commission in the Exhibits to Form S-18 on March 26, 1990, and are incorporated by reference herein:

	           	3.1  Articles of Incorporation
		           3.2  By Laws

    	(b)  Reports on Form 8-K

            	N/A

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 24, 1997.

						LINDSEY TECHNOLOGIES, INC.
						(formerly L.M. Capital, Inc.)


						By: /s/Lionel Mauclaire
						    Lionel Mauclaire, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on January 24,1997.

Principal Executive Officer, Financial Officer, Accounting Officer and Director:

/s/Lionel Mauclaire
Lionel Mauclaire


Directors:

/s/Ronald R. Chadwick
Ronald R. Chadwick


/s/J.M. Mauclaire
J.M. Mauclaire


/s/Robert Mauclaire
Robert Mauclaire

                          Lindsey Technologies, Inc.
                        (Formerly L.M. Capital, Inc.)
                        (A Development Stage Company)

                            Financial Statements

                               June 30, 1996

                         Lindsey Technologies, Inc.
                       ( Formerly L.M. Capital, Inc.)
                      ( A Development  Stage Company)
                           Financial Statement

                            Table of Contents


                                                                       Page
Independent Auditor's Report                                           F-1



Financial Statements

     Balance sheet                                                     F-2
    	Statements of operations                                         	F-3
     Statements of cash flows                                        F-4-F-5
     Statements of stockholders' equity                                F-6


Notes to Financial Statements                                       F-7-F-11

Larry O'Donnell, CPA, P.C.
2851 South Parker Road                            Telephone 745-4545
Suite 1040
Aurora, Colorado    80014


Board of Directors
Lindsey Technologies, Inc.
Denver, Colorado

Independent Auditor's Report

I have audited the accompanying balance sheet of Lindsey Technologies, Inc. (formerly L.M. Capital, Inc.) as of June 30, 1996 and the related statements of operations, stockholders' equity and cash flows for the year then ended These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Lindsey Tecnologies, Inc.
(formerly LM Capital, Inc.) as of June 30, 1995, were audited by other auditors whose report dated September 14, 1995, expressed and unqualified opinion on those statements.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing their accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a resonable basis for my opinion.

In my opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of Lindsey Technologies, Inc. (formerly L.M. Capital, Inc.) as of June 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Larry O'Donnell, CPA, P.C.

November 22, 1996

                          Lindsey Technologies, Inc.
                       ( Formerly L.M. Capital, Inc.)
                      ( A Development  Stage Company)
                              Balance Sheet
                              June 30, 1996

                                 Assets
Current assets
        Cash in Bank                                     	$  2,797
        Cash in escrow	                                     84,817
	                                                       ----------
        Total current assets                               	87,614
                                                       	----------

                                                         	$ 87,614
	                                                           ======

                  Liabilities and Stockholders'  Equity

Current liabilities
        Accounts payable                                 	$  4,217
        Notes payable-major shareholder                    	25,994
                                                       	----------
        Total current liabilities                          	30,211
                                                       	----------

Stockholders'  equity
          Preferred stock,  no par value, 20,000,000
                total; 5,000 Series A shares authorized
                4,200 issued and outstanding              	304,257
           Common stock,  no par value,
                100,000,000 shares authorized,
                14,782,400 issued and outstanding         	109,429
           Underwriter's  warrants 20,000 issued, and
                 outstanding                                  	120
           Deficit Accumulated during the
                 development stage                       	(356,403 )
	                                                      -----------

                                                           	57,403
	                                                      -----------

	                                                         $ 87,614
	                                                           ======

                    See Notes to Financial Statements.
                                  F-2

                          Lindsey Technologies, Inc.
                       ( Formerly L.M. Capital, Inc.)
                       ( A Development  Stage Company)
                          Statements of Operations

                                         Year       Year      August 17,1989
                                        June 30,   June 30,      to June 30,
                                          1996      1995            1996


General & administrative expenses	   $  16,868   $  17,508     	$  378,616
                                     ---------   ---------      ----------
Net (loss)-from operations           	( 16,868)   	(17,508)      	(378,616)
                                    	---------   ---------      ----------


Other income (expense):
Loss on stock disposal                    	-         	-           	(30,000)
Gain (loss) on sale of trade securities   	-        	(400)         	11,395
Loss on market decline of trade securities	-        	(153)          (1,341)
Interest income	                         3,003     	2,137          	42,159
                                    	---------   --------       ----------
                                        	3,003     	1,584          	22,213
                                    	---------  	--------      	----------

Net income (loss)                   	$ (13,865)	$ (15,924)      	$(356,403)
                                       =======	   =======         	=======
Net encome (loss) per share	             (*)       	(*)           	$( .01)
Weighted average number of
common shares and equivalent
units outstanding                  	28,308,240 	28,308,240     	28,308,240
                                     	========  	========        	========




*Less than $(.01) per share





                      See Notes to Financial Statements.
                                     F-3

                         Lindsey Technologies, Inc.
                      ( Formerly L.M. Capital, Inc.)
                     ( A Development  Stage Company)
                        Statements of Cash Flows



                                                              August 17, 1989
                               Year ended        Year ended      (inception)
                              June 30, 1996    June 30, 1995  to June 30,1996
Cash flows from operating
    activates
Net income (loss)               	$(13,865)       	$(15,924)      	$(356,403)
Adjustments to reconcile
net income  to net cash provided by operations:
       Amortization                  	-               	-                	50
       Decline in market value
         of trading securities       	-               	153           	1,341
       Loss on sale of trading
         securities                  	-               	400             	400
       (Increase) decrease in:
       Cash in escrow             	(2,997)         	(2,357)        	(84,817)
       Accrued interest receivable   	186         	    (60)            	-
       Organization costs            	-               	-               	(50)
       Trading securities             	44           	5,353           	5,397
       Increase (decrease) in:
       Accounts payable              	-            	(2,373)          	4,217
                                ---------        ---------	        --------
Net cash used in operating
    activities                   	(16,632)        	(14,808)       	(429,865)
                               	---------       	---------        	--------
Cash flows from investing
    activities:
       Purchase of trading
       securities                    	-               	-            	(7,138)
                               	---------        ---------         --------
Net cash used in investing
    activities                       	-               	-            	(7,138)
                               	---------        ---------        	--------
Cash flows from financing
    activities:
       Due to shareholder          	7,182          	15,849          	23,031
       Increase in note payable      	-               	-           	442,447
       Payments of note payable      	-               	-          	(135,227)
       Sale of common stock          	-               	-           	141,900
       Sale of underwriter's warrants	-               	-               	120
       Deferred stock offering costs 	-               	-           	(32,471)
                               	---------       	---------        	--------
Net cash flow used in financing
    activities                     	7,182          	15,849         	439,800
                               	---------       	---------         --------
Net increase (decrease) in
    cash equivalents              	(9,450)           1,041            2,797

Cash at beginning of year       	   2,797          	11,206             	-
	                               ---------        ---------         -------
Cash  at end of year          	$    2,797       	$  12,247       	$   2,797
                          	       =======         	=======          	======
                                      F-4

                          Lindsey Technologies, Inc.
                        ( Formerly L.M. Capital, Inc.)
                       ( A Development  Stage Company)
                     Statement of Cash Flows (continued)

 	                                                           August 17, 1989
                              Year ended       Year ended      (inception)
                            June 30, 1996     June 30, 1995  to June 30, 1996

Supplemental disclosures of cash flow information:
     Noncash financing activities during the year:
     Preferred stock issued for  notes payable stockholder      		$304,257
	                                                               		========


                     See Notes to Financial Statements
                                  F-5

                            Lindsey Technologies, Inc.
                          (Formerly L.M. Capital, Inc.)
                           (A Development Stage Company)
                        Statements of Stockholders' Equity
           For the period August 17, 1989 (inception) to June 30, 1996


                                                    Common  Stock      Preferred Stock    Accumulated
                                                    Shares  Amount     Shares    Amount	  Deficit
Stock issued to initial stockholders for
cash, August, 1989 at $.01125 per share
after 8 to 1 split on August 27, 1992           12,800,000  $ 18,000

Net loss for the period ended June 30, 1990                                                $ (6,136)
                                                ----------  --------                       --------
Balance, June 30, 1990                          12,800,000    18,000                         (6,136)

Sale of units in public offering after
8 to 1 split on August 27, 1992                  1,982,400   123,900

Cost of public offering                                      (32,471)

Underwriter's warrants issued for cash                           120

Net income for the year ended June 30, 1991                                                   1,145
                                                ----------   -------                       --------
Balance, June 30, 1991                          14,782,400   109,549                         (4,991)

Preferred stock issued for debt April, 1992                              4,200   304,257

Net loss for the year ended June 30, 1992                                                    44,542)
                                                ----------   -------     ------  -------   --------
Balance, June 30, 1992                          14,782,400   109,549     4,200   304,257    (49,533)

Net loss for the year ended June 30, 1993                                                  (252,463)
                                                ----------   -------     ------  -------   --------
Balance, June 30, 1993                          14,782,400   109,549     4,200   304,257   (301,996)

Net loss for the year ended June 30, 1994                                                   (24,618)
                                                ----------   -------     ------  -------   --------
Balance, June 30, 1994                          14,782,400   109,549     4,200   304,257   (326,614)

Net loss for the year ended June 30, 1995                                                   (15,924)
                                                ----------   -------     ------  -------   --------
Balance, June 30, 1995                          14,782,400   109,549     4,200   304,257   (342,538)

Net loss for the year ended June 30, 1996                                                   (13,865)
                                                ----------   -------     ------  -------   ---------

Balance, June 30, 1996                          14,782,400  $109,549     4,200  $304,257  $(356,403)
                                                  ========   =======      ====   =======    =======


                            See Notes to Financial Statements.
                                           F-6

                            Lindsey Technologies, Inc.
                          (Formerly L.M. Capital, Inc.)
                         ( A Development  Stage Company)
                          Notes to Financial Statements

1.   Organization and Summary of Significant Accounting Policies:

Organization - L.M. Capital, Inc. (the Company) was organized under the laws of
the state of 	Colorado on August 17, 1989.  On November 8, 1996,  the Company
changed its name to Lindsey Technologies, Inc.  The Company has not commenced
planned	principle operations and is a 	development stage company.  The
company intends to	engage in all aspects of review and 	evaluation of private
companies, partnerships and	sole proprietorships for the purpose of
completing mergers with or acquisitions by the Company.

Use of Estimates - The preparation of financial statements in conformity with
generally  accepted 	accounting principles requires management to make estimates
and assumptions that affect reported 	amounts of assets and liabilities and
disclosure of	contingent assets and liabilities at the date of the	financial
statements and the reported	amounts of revenues and expenses during the
reporting 	period.  Actual results differ from those estimates.

Loss Per Common Share - Loss per common share is computed 	on the basis of the
weighted average 	number of common shares during the respective periods.

Cash Equivalents - For the purposes of reporting cash flow, the company considers cash and savings deposits to be cash equivalents.

Stock Offering Costs - Expenditures incident to the public offering, which
consist primarily of	legal, accounting, commissions and printing expenses,
have been charged against proceeds of the offering.

2.	Joint Venture Agreement

On June 21, 1996,  the Company entered into a joint venture with a team of
French software 	engineers (the Associates) and their wholly owned French
corporation,	Helvetius Ingeniere. 	The Company and the Associates will form
Heldol Corporation	(Heldol)  a United States 	corporation, (Heldol was
formed October 25, 1996).  The	Company will capitalize Heldol for $70,000 at
which time the Company will own	35% of Heldol and the Associates 65%.  The
Company will also capitalize Heldol	with an additional 10 million French
francs (approximately 	$2 million) over two	years at which time the Company
will own 80% of Heldol.

                          Lindsey Technologies, Inc.
                       ( Formerly L.M. Capital, Inc.)
                       ( A Development  Stage Company)
                  Notes to Financial Statements (continued)

2.	Joint Venture Agreement (continued)

After Heldol is fully capitalized, Heldol shall be obligated to purchase 30% of
the	outstanding shares of Helvetius for 10 million French francs (approximately
$2	million).	Another agreement on June 21, 1996 between the Company and the
Associates	allows the 	Associates to exchange their shares of Helvetius for
shares in the Company	according to a 	market valuation formula, providing
Helvetius attains certain sales	levels and the Company in on NASDAQ.

3.	Related Party Transactions

The initial shareholders of the Company, including officers, directors 	and
founders, have acquired	their controlling interest  in the company an
average cost per  share	$.01125 that is 	substantially less than the public
offering price.


On September 1, 1989 the Company entered into an oral agreement with the
secretary	of the 	Company to utilize office space provided by the secretary free
of charge. A	company wholly 	owned by the secretary was reimbursed for out of
pocket expenses	in the amount of $12,890 and $6,367 for the years ended
June 30, 1996 and 1995	respectively.

The Company has borrowed and paid back funds from the major shareholders
wholly	owned company.  These loans are at zero percent interest to the
Company.

In April, 1992, the Company exchanged a promissory note, due April 15, 1996 in
the	amount $304,257 from its president and major shareholder for 4,000 shares of
Series	A Convertible Preferred stocks.

                        Lindsey Technologies, Inc.
                      ( Formerly L.M. Capital, Inc.)
                      ( A Development  Stage Company)
                 Notes to Financial Statement (continued)

4.	Public Offering

The Company successfully completed a public offering of 20,650 units at $6.00 per unit in March 1991, with gross proceeds of $123,900. Each unit consisted
of twelve common 	shares, no par value, plus twenty Class A and Class B
warrants to purchase common stock.  The 	Class A warrants expired twelve
months after the date	of the prospectus on September 13, 1990.  The 	Board
of Directors had extended the	time to exercise these warrants until
June 30, 1996.  However, these warrants have	not been exercised.  These
warrants allowed the holder to purchase eight 	common	shares 	of stock at
an exercised price of twelve and one-half cents per  share.  As of	June 30,
1996,  413,000 warrants were issued and outstanding.  The other 	class of
warrants, 	Class B, has expired on September 13, 1992 twenty-four months
after the	date of the prospectus on September 13, 1990.  The Board of
Directors extended the	period to 	exercise the warrants through June 30,
1996.  However these warrants have	not been exercised.  The holder of
these warrants could purchase eight common	shares of stock 	at an
exercised price of eighteen and three-quarter cents per share.  As	of
June 30, 1996, 413,000 warrants were issued and outstanding.

The Company has the right to redeem these warrants upon a thirty day written
notice	at a price of $.0001 per warrant commencing three months from the data
the	prospectus becomes effective.  As of June 30, 1996, the Company has redeemed
no	warrants.

The public offering was subject to the provisions of 1990 Colorado Securities
Act.	These provisions required that at least 80% of the net proceeds be placed
into 	a separate escrow bank account.  The Colorado 	Securities Commissioner
will	authorize the 	release of these funds provided the Company has 	committed
50% of	gross proceeds to 	acquire or merge with a business and approved
information 	of the	acquisition or merger to the commission.

The warrants will also be subject to the same provisions of the 1990 Colorado
Securities Act. 	The Company must escrow net proceeds from sale of warrants
unless	at least 75% these moneys 	are committed to acquire or merge a business.

As of June 30, 1996, $84,817 of the remaining proceeds including interest of
the public offering 	are currently set aside and held in escrow until the 1990
Colorado	Securities Act is satisfied.	No shares are subject to redemption upon
a consummated	merger.

                          Lindsey Technologies, Inc.
                       ( Formerly L.M. Capital, Inc.)
                      ( A Development  Stage Company)
                  Notes to Financial Statement (continued)

4. 	Public Offering (continued)

On October 3, 1996, the Company returned $71,000 of the proceeds to its shareholders and retained $14,536 for its use. Certain shareholders returned
$70,000	to the Company.

5.  	Common Stock Split

In April 1992, the Board of Directors voted to forward split 	each currently
outstanding common share of stock by a ratio of 8 to 1, one common 	share
shall	become eight common shares.  In addition, the conversion rate of the
convertible	stock is increased to 1,600 shares per 1 share of preferred from
the previous rate of	two hundred common shares per one share 	of preferred
stock.  The statement of	shareholders' equity has been restated to reflect this
change.

6.	Preferred Stock Series A

Out of the authorized preferred stock, the Company has designated a
"Series A Convertible Preferred Stock" (Series A)  with 5,000 as the
designated number of shares.  	The Series A holders are not entitled to
receive dividends but can	convert one share of Series A into 1,600 shares of
common stock.

As a provision of the Series A - " In the event of any voluntary or
involuntary	liquidation, 	dissolution or winding up of the affairs of the
Company, the holder of	each share of Series A 	shall be entitled to receive,
of the assets of the Company	available for distribution shall be 	make on
the common stock, an amount per share	equal to $100."

If the assets and funds to be distributed among the holders of the Series A
shall be insufficient 	to permit the payment of the full foresaid
preferential amount to such	holders then the entire 	assets and funds of the
company legally available for	distribution shall be distributed among the
holders of the Series A in proportion to the	aggregate preferential amount
of all shares held 	by them.

After payment has been made of the holders of the Series A,  the holders of the
common stock 	shall be entitled to share ratably in the remaining assets on the
basis of	the number or shares held by them.

                          Lindsey Technologies, Inc.
                        ( Formerly L.M. Capital, Inc.)
                       ( A Development  Stage Company)
                   Notes to Financial Statement (continued)

6. 	Preferred Stock Series A (continued)

The holder of each share of Series A shall have the right to two hundred votes
for	each share 	standing in his name on the books of the Company.  The
holders shall	have the 	right to vote at all meetings of the stockholders
held in respect  to any matter	upon 	which his required, including the
election of directors.  These votes will be	aggregated 	with the votes of
the holders of the Company's common stock and will	not be treated as a
separate class.

7.	Incentive Stock Option Plan

On August  17, 1989, the Company adopted an Incentive Stock Option Plan under
which options are intended to qualify as "incentive stock options'	under
Section 422A of the Internal Revenue Code of 1954 as amended.  The options
to purchase 	up to 500,000 shares of the Company's Common Stock may be
granted to	the employees of  the Company.  The plan is administered by the
Board of Directors,	which are empowered to 	determine the terms and
conditions of each option, subject	to the limitation the exercise price
cannot be less than the market value of the Common Stock on the date of
grant (110% of the 	market value in the case of options	granted to 	an
employee who owns of the Company's 	outstanding Common Stock)	and no
option can have a term in excess of 10 years (5 years 	in the case of options
granted to employees who own 10% or more of the Company's Common 	Stock).  As
of June 30, 1996 no options have been granted.

8.	Income taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses.  These loss
carryovers	are limited 	under the Internal Revenue Code should a significant
change in ownership	occur.

A deferred tax asset arising from the net operating loss carryover of
approximately	$100,000 has been offset by valuation allowance.

At June 30, 1996, the Company has approximately $356,000 of unused Federal net
operating 	loss carryforwards, which expire in the year principally in 2008.