Form 10QSB
period 1997-03-31
LINDSEY TECHNOLOGIES INC
filed 1997-04-16
CIK 862250

CONFORMED COPY

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 1997

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

Yes   X      No
    ____       ____


As of March 31, 1997, 15,919,760 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes        No  X
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
3rd Quarter Ended March 31, 1997

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

              PART I.   FINANCIAL INFORMATION

ITEM 1.           LINDSEY TECHNOLOGIES, INC.
                 (formerly L.M. Capital, Inc.)
                         BALANCE SHEET
                        MARCH 31, 1997
                          (UNAUDITED)

                            ASSETS

Current assets

     Cash               		         	$      18,192
                                    _____________

	Total current assets              	       18,192
                                    _____________

Investment in subsidiary                  142,200
                                    _____________

Total Assets     	                			$    160,392
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
                                     ____________


Stockholders' equity

     Preferred  stock: no par
       value, 20,000,000 total,
       5,000 Series A authorized,
       4,200 shares issued
       & outstanding            	    	   304,257

     Common stock:  no par
       value, 100,000,000 shares
       authorized, 15,919,760 shares
       issued & outstanding             	191,999

     Underwriter's warrants,
       20,000 issued and outstanding         120

     Deficit accumulated during
        the development stage        (   373,180)
                                      __________

  Stockholders' Equity      			          123,196
                                      __________

Total Liabilities And
 Stockholders' Equity	     	          $  160,392
	 						                              ==========

                  	 See Notes to Financial Statements

                           LINDSEY TECHNOLOGIES, INC.
                         (formerly L.M. Capital, Inc.)
                            STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
            AND FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1997
                                  (UNAUDITED)

                          	   Three Months Ended        Nine Months Ended
                         		       December 31              December 31
                              1996          1997        1996        1997
							                       ____          ____        ____        ____


Revenues                 	 $    -         $   -       $   -       $   -

Operating expenses:

	Selling, general,
	 & administrative       		   1,892         8,755      10,910      17,638
                           ________       _______     _______     _______
Income (loss) from
 operations	              (   1,892)      ( 8,755)    (10,910)    (17,638)
                           ________       _______     _______     _______
Other income (expense):

 Gain on securities sales         -           117           -         117
 Other                            -             5           -           5
	Interest income          	     701	  	         1       2,296         739
	                          ________       _______     _______     _______
	Total other income             701  		       123       2,296         861
                           ________       _______     _______     _______
Income (loss) before
 income taxes             (   1,191)      ( 8,632)    ( 8,614)    (16,777)
                           ________       _______     _______     _______

Provision for income tax:

	Deferred tax expense     	     -	           -           -           -
	Deferred tax credit      	     -    	 	     -  	        -           -
 		                        ________       _______     _______     _______
Net income (loss)        $(   1,191)   		$( 8,632)   $( 8,614)   $(16,777)
                           ========       =======     =======     =======
Net income (loss)
 per share               $(     *  )   	 $(   *  )   $(   *  )   $(   *  )
                           ========       =======     =======     =======

Weighted average number of
common shares
outstanding              28,308,240     29,453,520   28,308,240  29,453,520
                         ==========     ==========   ==========  ==========
*Less than $.01 per share

         	         See Notes to Financial Statements

	                      LINDSEY TECHNOLOGIES, INC.
	                    (formerly L.M. Capital, Inc.)
	                       STATEMENT OF CASH FLOWS
           FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1997
		                           (UNAUDITED)


				                                          Nine Months Ended
	  				                                            March 31
				                                         	1996          1997
							                                       ____          ____

Cash Flows From Operating Activities:

   Net income (loss)	          	          $ ( 8,614)     $ ( 16,777)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

      (Increase) in cash in escrow          ( 2,291)       (    734)
		                                         --------        --------
	        Net cash provided
     	   by (used for)
	        operating activities 	             (10,905)       ( 17,511)
                                           --------        --------

Cash Flows From Investing Activities:

       Investment in subsidiary                -           (142,200)
                                           --------        --------
         Net cash provided
         by (used for)
         investing activities                  -           (142,200)
                                           --------        --------

Cash Flows From Financing Activities:

       Issuance of common stock                -            153,570
       Interest from escrow                    -             14,551
       Increase in notes payable           		 7,182	          6,985
			                                        --------        --------
     	   Net cash provided
      	  by (used for)
	        financing activities	              	 7,182         175,106
                                           ________	       ________

Net Increase (Decrease) In Cash            (  3,723)         15,395
                                           ________        ________

Cash At The Beginning Of The Period          12,533	          2,797
                                           ________        ________

Cash At The End Of The Period              $  8,810        $ 18,192
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

                     LINDSEY TECHNOLOGIES, INC.
                   (formerly L.M. Capital, Inc.)

ITEM 2.  Management's Discussion and Analysis or Plan of
         Operation

On June 21, 1996 the Company entered into a joint venture with a team of French software engineers (the
"Associates") and their wholly owned French corporation, Helvetius Ingeniere. The Company and the Associates formed Heldol Corporation ("Heldol"), a United States corporation for the purpose of developing and marketing software for industrial, medical, and commercial business applications, on October 25, 1996.
The Company capitalized Heldol for $71,000, with the Company owning 35% of Heldol and the Associates 65%. The Company will also capitalize Heldol with an additional 10 million French francs (approximately
$2 million) over two years at which time the Company will own 80% of Heldol. In March of 1997 the Company contributed to Heldol 400,000 francs toward this agreement. Funding was provided by a Regulation S stock offering in France.
After Heldol is fully capitalized,
Heldol shall be obligated to purchase 30% of the outstanding shares of Helvetius for 10 million French francs (approximately $2,000,000).

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

        -- 02/03/97  Change of Accountants
        -- 02/13/97  Sales of Securities Under Reg. S
        -- 03/17/97  Sales of Securities Under Reg. S

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


Date:  April 14, 1997