Form 10KSB
period 1997-06-30
LINDSEY TECHNOLOGIES INC
filed 1998-02-10
CIK 862250

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-KSB

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                                  [FEE REQUIRED]

                   For the fiscal year ended:  June 30, 1997

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

Yes   X      No
     ___        ___

As of June 30, 1997, 16,001,260 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by nonaffiliates was approximately $-0-.

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

                       Form 10-KSB Annual Report - 1997

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

On June 21, 1996 the Company entered into a joint venture with a team of French software engineers (the "Associates") and their wholly owned French corporation, Helvetius Ingenierie. The Company and the Associates formed Heldol Corporation (Heldol) on October 25, 1996, a United States corporation for the purpose of developing and marketing software for industrial, medical, and commercial business applications. The Company capitalized Heldol for $70,000, giving the Company 35% ownership of Heldol and the Associates 65%. The Company also plans to capitalize Heldol with additional funds such that its total investment in Heldol over 2 years will reach 10 millionn French francs (approximately $2 million). As of June 30, 1997 the Company has invested $189,255 and owns 35% of Heldol. After Heldol is fully capitalized, Heldol shall be obligated to purchase 30% of the outstanding shares of Helvetius for 10 million French francs (approximately $2,000,000).

Another agreement on June 21, 1996 between the Company and the Associates allows the Associates to exchange their shares of Helvetius for shares in the Company according to a market valuation formula, providing Helvetius attains certain sales levels and the Company is on NASDAQ.

The Associates to date have developed software for bacteriological identification, trade named HELLAC which is used by Institut Pasteur, software for the management of educational and professional training institutions, trade named HELISA currently used by French engineering and business schools such as Ecole Normale Superieure, and inventory tracking software trade named
HAWK, used by NCR.

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


Item 3.  Legal Proceedings

    	The Company was involved in no legal proceedings during the fiscal year ended June 30, 1997.


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended June 30, 1997.

                                  PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

    	(a)   Principal Market or Markets:  During the fiscal year ended
June 30, 1997, no separate market developed for the Company's common stock, units, or any outstanding warrants. The Company currently has no outstanding trading market. High and low bids for the Company's common stock units for the previous eight quarters are shown below.

						                           		BID
      			Quarter Ended		     High       Low

Units			Sept. 30, 1995	       			No Bid
Units			Dec.  31, 1995			       	No Bid
Units			Mar.  31, 1996			       	No Bid
Units			June  30, 1996			       	No Bid
Units			Sept. 30, 1996			       	No Bid
Units			Dec.  31, 1996			       	No Bid
Units			Mar.  31, 1997			       	No Bid
Units			June  30, 1997	       			No Bid


    	(b)    Common Stock:   On June 30, 1997 there were 16,001,260 shares of
common stock issued and outstanding, which were held by 46 shareholders of record excluding individuals holding securities in street name. In addition, there were 413,000 (A) warrants and 413,000 (B) warrants outstanding held by 30 persons. On June 9, 1997 the Company sold 80,000 shares of its common stock at $.50 per share, through a Regulation D offering, to a corporation.

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

After payment has been made to the holders of the Series A, the holders of the common stock shall be entitled to share ratably in the remaining assets on the basis of the number of shares of common stock held by them at the time of such liquidation. The holder of each share of Series A stock shall have the right to 1,600 votes for each share standing in his name on the books of the Company and shall have the right to vote at all meetings of the stockholders. These votes will be aggregated with the votes of the holders of the Company's common stock and will not be treated as a separate class. As if June 30, 1997 there were 4,200 Series A shares outstanding held by 2 individuals.


Item 6.  Management's Discussion and Analysis or Plan of Operations

    	The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

The Company earned nominal interest in 1997 and incurred minor losses from general operations. Management believes that the Company has sufficient funds to continue operations through the end of its current fiscal year on June 30, 1998.

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

     	(c) Investments/Joint Ventures: On June 21, 1996 the Company entered into a joint venture with a team of French software engineers
(the "Associates") and their wholly owned French corporation, Helvetius Ingenierie. The Company and the Associates formed Heldol Corporation ("Heldol") on October 25, 1996, a United States corporation for the purpose of developing and marketing software for industrial, medical, and commercial business applications. The Company capitalized Heldol for $70,000 giving the Company 35% ownership of Heldol and the Associates 65%. The Company also plans to capitalize Heldol with funds such that its total investment in Heldol over two years will reach 10 million French francs (approximately
$2 million), at which time the Company will own 80% of Heldol. As of June 30, 1997 the Company has invested $189,255 and owns 35% of Heldol.
After Heldol is fully capitalized, Heldol shall be obligated to purchase 30% of the outstanding shares of Helvetius for 10 million French francs (approximately $2,000,000).

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

                                 PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The Directors and Officers of the Registrant as of the date of this report are as follows:

                                                   											Served as a
Name			           	Age	         		Position	                 		Director Since

Lionel Mauclaire		 37	   	President, Treasurer, Director	     August 17, 1989

J.M. Mauclaire  		 41   		Director	                 		        September, 1995

Robert Mauclaire		 68   		Director	                 		        November, 1996

Ronald R. Chadwick 42    	Director, Secretary	       	        August 17, 1989


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


Item 10.  Executive Compensation

     Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

                          SUMMARY COMPENSATION TABLE

Name and	              	Fiscal	                          					Other Annual
Principal Position      Year         	Salary   	Bonus        	Compensation

Lionel Mauclaire,      	1995		           -        -                 -
President, CEO         	1996       	     -		      -	              		-
                     			1997      		     -		      -                 -

Item 11.  Security Ownership of Certain Beneficial Owners and Management

    	The following table sets forth, as of the date of this Report, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more or the Registrant's common stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group:

                                     						      	NO. OF	           	% OF
NAME	   		                    	CLASS	            	SHARES            	CLASS

Lionel Mauclaire	             	Common	           	15,590,528 (1)   		97.43
3025 S. Parker Rd (S) 109     	Preferred		             4,000 (2)    	95.24
Aurora, Colorado  80014

Ronald Chadwick              		Common	         	     200,000	      	  1.35
3025 S. Parker Rd (S) 109
Aurora, Colorado  80014

Directors and               			Common	           	15,790,528       		98.68
Officers as a Group          		Preferred	    	         4,000       		95.24

(1) In addition to the 15,590,528 common shares currently owned by him, Lionel Mauclaire also owns 326,000 A warrants and 326,000 B warrants. If exercised these warrants, each of which convert into eight shares of common stock, would give Mr. Mauclaire ownership of an additional 5,226,560 shares of common stock.

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

                                  PART IV


Item 13.  Exhibits and Reports on Form 8-K

    	(a)   Exhibits

     	-- The following Exhibits were filed with the Securities and Exchange
         Commission in the Exhibits to Form S-18 on March 26, 1990, and are incorporated by reference herein:

	           	3.1  Articles of Incorporation
		           3.2  By Laws

      -- The following Exhibit was filed with the Securities and Exchange
         Commission in the Exhibits to Form 8-K on February 4, 1997, and is incorporated by reference herein:

              16  Change of Accountant Letter

    	(b)  Reports on Form 8-K

      -- The following reports were filed on Form 8-K during the fourth quarter of the fiscal year ended June 30, 1997:

         8-K filed April 16, 1997 for sale of common stock under Reg.S. 8-K filed June 23, 1997 for sale of common stock under Reg. S.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 15, 1998.

						LINDSEY TECHNOLOGIES, INC.
						(formerly L.M. Capital, Inc.)


						By: /s/Lionel Mauclaire
						    Lionel Mauclaire, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on January 15, 1998.

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

/s/Ronald R. Chadwick
Ronald R. Chadwick


/s/J.M. Mauclaire
J.M. Mauclaire


/s/Robert Mauclaire
Robert Mauclaire

                          Lindsey Technologies, Inc.
                        (Formerly L.M. Capital, Inc.)
                        (A Development Stage Company)

                            Financial Statements

                               June 30, 1997

                         Lindsey Technologies, Inc.
                       ( Formerly L.M. Capital, Inc.)
                      ( A Development  Stage Company)
                           Financial Statements
                              June 30, 1997
                            Table of Contents


                                                                       Page
Independent Auditor's Report                                           F-1



Financial Statements

     Balance sheet                                                     F-2
    	Statements of operations                                         	F-3
     Statements of cash flows                                          F-4
     Statements of stockholders' equity                                F-5


Notes to Financial Statements                                       F-6-F-11

Larry O'Donnell, CPA, P.C.
2280 South Xanadu Way                            Telephone 745-4545
Suite 370
Aurora, Colorado    80014


Board of Directors
Lindsey Technologies, Inc.
Aurora, Colorado

Independent Auditor's Report

I have audited the accompanying balance sheet of Lindsey Technologies, Inc. (formerly L.M. Capital, Inc.) as of June 30, 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a resonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lindsey Technologies, Inc. (formerly L.M. Capital, Inc.) as of June 30, 1997, and the results of its operations and its cash flows for the years ended June 30, 1997 and 1996 in conformity with generally accepted accounting principles.

Larry O'Donnell, CPA, P.C.

November 20, 1997

                          Lindsey Technologies, Inc.
                       ( Formerly L.M. Capital, Inc.)
                      ( A Development  Stage Company)
                              Balance Sheet
                              June 30, 1997

                                 Assets

Current assets
        Cash in Bank                                     	$  4,837
	                                                       ----------
        Total current assets                               	 4,837
                                                       	----------

Investment in Heldol Corporation                           189,255
                                                        ----------

                                                         	$194,092
	                                                       ==========

                  Liabilities and Stockholders'  Equity

Current liabilities
        Accounts payable                                 	$ 12,031
        Accounts payable-related parties                    17,498
        Notes payable-major shareholder                    	32,979
                                                       	----------
        Total current liabilities                          	62,508
                                                       	----------

Stockholders'  equity
          Preferred stock,  no par value, 20,000,000
                total; 5,000 Series A shares authorized
                4,200 issued and outstanding              	304,257
           Common stock,  no par value,
                100,000,000 shares authorized,
                16,001,260 issued and outstanding         	233,493
           Underwriter's  warrants 20,000 issued, and
                 outstanding                                  	120
           Foreign currency translation adjustment        (  2,736)
           Deficit accumulated during the
                 development stage                       	(403,550)
                                                        ----------

                                                           131,584
	                                                       ----------

	                                                         $194,092
	                                                       ==========

                    See Notes to Financial Statements.
                                  F-2

                          Lindsey Technologies, Inc.
                       ( Formerly L.M. Capital, Inc.)
                       ( A Development  Stage Company)
                          Statements of Operations

                                          Year       Year      August 17,1989
                                         ended      ended       (inception)
                                        June 30,   June 30,      to June 30,
                                          1997       1996            1997


General & administrative expenses	   $  48,097   $  16,868     	$  426,713
                                     ---------   ---------      ----------
Net (loss)-from operations           	( 48,097)   ( 16,868)      ( 426,713)
                                    	---------   ---------      ----------


Other income (expense):
Loss on stock disposal                    	-          	-          	(30,000)
Gain (loss) on sale of trade securities   	209         -           	11,604
Loss on market decline of trade securities	-           -            (1,341)
Interest income	                           741      	3,003         	42,900
                                    	---------   ---------      ----------
                                        	  950      	3,003         	23,163
                                    	---------   ---------     	----------

Net income (loss)                   	$( 47,147) 	$( 13,865)     $( 403,550)
                                     =========	  =========      ==========
Net encome (loss) per share	             (*)       	(*)           	$( .01)
Weighted average number of
common shares and equivalent
units outstanding                  	28,988,418 	28,308,240     	28,407,269
                                    ==========  ==========     	==========




*Less than $(.01) per share





                      See Notes to Financial Statements.
                                     F-3

                         Lindsey Technologies, Inc.
                      ( Formerly L.M. Capital, Inc.)
                     ( A Development  Stage Company)
                        Statements of Cash Flows



                                                              August 17, 1989
                               Year ended        Year ended      (inception)
                              June 30, 1997    June 30, 1996  to June 30,1997
Cash flows from operating
    activities
Net income (loss)               	$(47,147)       	$(13,865)      	$(403,550)
Adjustments to reconcile
net income  to net cash provided by operations:
       Foreign currency translation
         adjustment               ( 2,736)             -           (  2,736)
       Amortization                  	-               	-                	50
       Decline in market value
         of trading securities       	-               	-             	1,341
       Loss on sale of trading
         securities                  	-               	-               	400
       (Increase) decrease in:
       Cash in escrow             	84,817          ( 2,997)             -
       Accrued interest receivable   	-           	    186             	-
       Organization costs            	-               	-           (     50)
       Trading securities             -           	     44           	5,397
       Increase (decrease) in:
       Accounts payable            25,312              -             29,529
                                ---------        ---------	        --------
Net cash provided by
    (used in) operating
    activities                   	 60,246         	(16,632)       	(369,619)
                               	---------       	---------        	--------
Cash flows from investing
    activities:
       Purchase of trading
         securities                  	-               	-           (  7,138)
       Investment in Heldol
         Corporation             (189,255)             -           (189,255)
                               	---------        ---------         --------
Net cash used in investing
    activities                   (189,255)            	-           (196,393)
                               	---------        ---------        	--------
Cash flows from financing
    activities:
       Due to shareholder          	6,985          	 7,182          	30,016
       Increase in note payable      	-               	-           	442,447
       Payments of note payable      	-               	-          	(135,227)
       Sale of common stock       195,064             	-           	336,964
       Sale of underwriter's
          warrants                   	-               	-               	120
       Common stock proceeds
         returned                ( 71,000)             -           ( 71,000)
       Deferred stock offering
         costs                       	-               	-           ( 32,471)
                               	---------       	---------        ---------
Net cash flow provided by
    financing activities          131,049          	 7,182         	570,849
                               	---------       	---------        ---------
Net increase (decrease) in
    cash equivalents              	 2,040          ( 9,450)           4,837

Cash at beginning of year       	   2,797          	12,247             	-
	                               ---------        ---------        ---------
Cash  at end of year           	$   4,837       	$   2,797       	$   4,837
                          	     =========        =========        =========

Supplemental disclosures of cash flow information:
    Noncash financing activities during the year:
    Preferred stock issued for notes payable stockholder          $ 304,257
                                                                  =========


                       See Notes to Financial Statements.
                                      F-4

                            Lindsey Technologies, Inc.
                          (Formerly L.M. Capital, Inc.)
                           (A Development Stage Company)
                        Statements of Stockholders' Equity
           For the period August 17, 1989 (inception) to June 30, 1997

                                                                                                         Foreign
                                                                                                         Currency
                                                    Common    Stock    Preferred Stock    Accumulated    Translation
                                                    Shares    Amount   Shares    Amount	  Deficit        Adjustment
Stock issued to initial stockholders for
cash, August, 1989 at $.01125 per share
after 8 to 1 split on August 27, 1992           12,800,000  $  18,000

Net loss for the period ended June 30, 1990                                                $(  6,136)
                                                ----------  ---------                      ---------
Balance, June 30, 1990                          12,800,000     18,000                       (  6,136)

Sale of units in public offering after
8 to 1 split on August 27, 1992                  1,982,400    123,900
Cost of public offering                                      ( 32,471)
Underwriter's warrants issued for cash                            120
Net income for the year ended June 30, 1991                                                    1,145
                                                ----------  ---------                      ---------
Balance, June 30, 1991                          14,782,400    109,549                       (  4,991)

Preferred stock issued for debt April, 1992                              4,200   304,257

Net loss for the year ended June 30, 1992                                                   ( 44,542)
                                                ----------  ---------    -----  --------   ---------
Balance, June 30, 1992                          14,782,400    109,549    4,200   304,257    ( 49,533)

Net loss for the year ended June 30, 1993                                                   (252,463)
                                                ----------  ---------    -----  --------   ---------
Balance, June 30, 1993                          14,782,400    109,549    4,200   304,257    (301,996)

Net loss for the year ended June 30, 1994                                                   ( 24,618)
                                                ----------  ---------    -----  --------   ---------
Balance, June 30, 1994                          14,782,400    109,549    4,200   304,257    (326,614)

Net loss for the year ended June 30, 1995                                                   ( 15,924)
                                                ----------  ---------    -----  --------   ---------
Balance, June 30, 1995                          14,782,400    109,549    4,200   304,257    (342,538)

Net loss for the year ended June 30, 1996                                                   ( 13,865)
                                                ----------  ---------    -----  --------   ---------
Balance, June 30, 1996                          14,782,400    109,549    4,200   304,257    (356,403)

Proceeds returned to stockholders                            ( 71,000)
Common stock issued for cash                     1,218,860    195,064
Foreign currency translation adjustment                                                                   ( 2,736)
Net loss for the year ended June 30, 1997                                                   ( 47,147)
                                                ----------  ---------    -----  --------   ---------     ---------
                                                16,001,260  $ 233,613    4,200  $304,257   $(403,550)    $( 2,736)
                                                ==========  =========    =====  ========   =========     =========



                            See Notes to Financial Statements.
                                           F-5

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

Foreign Currency Translation - Financial statements for the Company's subsidiaries outside the United States are translated in U.S. dollars at year end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting translation adjustments are recorded as a separate component of shareholders' equity.

                         Lindsey Technologies, Inc.
                       (Formerly L.M. Capital, Inc.)
                       (A Development Stage Company)
                  Notes to Financial Statements (continued)

2.	Joint Venture Agreement

On June 21, 1996,  the Company entered into a joint venture with a team of
French software 	engineers (the Associates) and their wholly owned French
corporation,	Helvetius Ingenierie. 	The Company and the Associates formed
Heldol Corporation	(Heldol)  a United States 	corporation, on October 25,
1996. The	Company capitalized Heldol for $70,000, giving the Company
35% ownership of Heldol and the Associates 65%.
The Company will also capitalize Heldol	with an additional 10 million French
francs (approximately 	$2 million) over two	years at which time the Company
will own 80% of Heldol. As of June 30, 1997 the Company has invested $189,255 and owns 35% of Heldol, and will own 50% upon investment of approximately
$10,000 more. Subsequent to initial capitalization, this joint venture operation has been financed through a Regulation S issue of approximately
21,000 common shares.

After Heldol is fully capitalized, Heldol shall be obligated to purchase 30% of
the	outstanding shares of Helvetius for 10 million French francs (approximately
$2	million).

Another agreement on June 21, 1996 between the Company and the
Associates	allows the 	Associates to exchange their shares of Helvetius for
shares in the Company	according to a 	market valuation formula, providing
Helvetius attains certain sales	levels and the Company in on NASDAQ.

3.	Related Party Transactions

The initial shareholders of the Company, including officers, directors 	and
founders, have acquired	their controlling interest  in the company an
average cost per  share	$.01125 that is 	substantially less than the public
offering price.

The Company  has an oral agreement with the secretary of the Company to utilize office space provided by the secretary free
of charge. A	company wholly 	owned by the secretary was reimbursed for out of
pocket expenses	in the amount of $14,389 and $12,890 for the years ended
June 30, 1997 and 1996	respectively.

The Company has borrowed and paid back funds from the major shareholders'
wholly	owned company.  These loans are at zero percent interest to the
Company.

                          Lindsey Technologies, Inc.
                        (Formerly L.M. Capital, Inc.)
                        (A Development Stage Company)
                  Notes to Financial Statements (continued)

3. Related Party Transactions

In April, 1992, the Company exchanged a promissory note, due April 15, 1996 in
the	amount of $304,257 from its president and major shareholder for 4,000
shares of Series	A Convertible Preferred stocks.

The Company reimbursed a family member of its president for out of pocket expenses of $18,957 during the year ended June 30, 1997.

4.	Public Offering

The Company successfully completed a public offering of 20,650 units at $6.00 per unit in March 1991, with gross proceeds of $123,900. Each unit consisted
of twelve common 	shares, no par value, plus twenty Class A and Class B
warrants to purchase common stock.  The 	Class A warrants expired twelve
months after the date	of the prospectus on September 13, 1990.  The 	Board
of Directors had extended the	time to exercise these warrants until
June 30, 1996.  However, these warrants have	not been exercised.  These
warrants allowed the holder to purchase eight 	common	shares 	of stock at
an exercised price of twelve and one-half cents per  share.  As of	June 30,
1996,  413,000 warrants were issued and outstanding.  The other 	class of
warrants, 	Class B, has expired on September 13, 1992 twenty-four months
after the	date of the prospectus on September 13, 1990.  The Board of
Directors extended the	period to 	exercise the warrants through June 30,
1996.  However these warrants have	not been exercised.  The holder of
these warrants could purchase eight common	shares of stock 	at an
exercised price of eighteen and three-quarter cents per share.  As	of
June 30, 1996, 413,000 warrants were issued and outstanding.

The Company has the right to redeem these warrants upon a thirty day written
notice	at a price of $.0001 per warrant commencing three months from the data
the	prospectus becomes effective.  As of June 30, 1996, the Company has redeemed
no	warrants.

                        Lindsey Technologies, Inc.
                      (Formerly L.M. Capital, Inc.)
                      (A Development Stage Company)
                 Notes to Financial Statement (continued)

4. Public Offering (continued)

The public offering was subject to the provisions of 1990 Colorado Securities
Act.	These provisions required that at least 80% of the net proceeds be placed
into 	a separate escrow bank account.

On October 3, 1996, the Company returned $71,000 of the proceeds to its shareholders and retained $14,536 for its use. Certain shareholders returned $70,000 to the Company.

5. Common Stock Split

In April 1992, the Board of Directors voted to forward split 	each currently
outstanding common share of stock by a ratio of 8 to 1, one common 	share
becoming eight common shares.  In addition, the conversion rate of the
convertible	stock was increased to 1,600 shares per 1 share of preferred from
the previous rate of	two hundred common shares per one share 	of preferred
stock.  The statement of	shareholders' equity has been restated to reflect this
change.

6.	Preferred Stock Series A

Out of the authorized preferred stock, the Company has designated a
"Series A Convertible Preferred Stock" (Series A)  with 5,000 as the
designated number of shares.  	The Series A holders are not entitled to
receive dividends but can	convert one share of Series A into 1,600 shares of
common stock.

As a provision of the Series A - " In the event of any voluntary or
involuntary	liquidation, 	dissolution or winding up of the affairs of the
Company, the holder of	each share of Series A 	shall be entitled to receive,
of the assets of the Company	available for distribution, an amount per
share	equal to $100."

                         Lindsey Technologies, Inc.
                       (Formerly L.M. Capital, Inc.)
                       (A Development Stage Company)
                 Notes to Financial Statements (continued)

6. Preferred Stock Series A (continued)

If the assets and funds to be distributed among the holders of the Series A
shall be insufficient 	to permit the payment of the full foresaid
preferential amount to such	holders then the entire 	assets and funds of the
Company legally available for	distribution shall be distributed among the
holders of the Series A in proportion to the	aggregate preferential amount
of all shares held 	by them.

After payment has been made to the holders of the Series A,  the holders of the
common stock 	shall be entitled to share ratably in the remaining assets on the
basis of	the number or shares held by them.

The holder of each share of Series A shall have the right to two hundred votes
for	each share 	standing in his name on the books of the Company.  The
holders shall	have the 	right to vote at all meetings of the stockholders
held in respect  to any matter	upon 	which voting is required, including the
election of directors.  These votes will be	aggregated 	with the votes of
the holders of the Company's common stock and will	not be treated as a
separate class.

7.	Incentive Stock Option Plan

On August  17, 1989, the Company adopted an Incentive Stock Option Plan under
which options are intended to qualify as "incentive stock options'	under
Section 422A of the Internal Revenue Code of 1954 as amended.  The options
to purchase 	up to 500,000 shares of the Company's common stock may be
granted to	the employees of  the Company.  The plan is administered by the
Board of Directors,	which are empowered to 	determine the terms and
conditions of each option, subject	to the limitation the exercise price
cannot be less than the market value of the common stock on the date of
grant (110% of the 	market value in the case of options	granted to 	an
employee who owns of the Company's 	outstanding common stock)	and no
option can have a term in excess of 10 years (5 years 	in the case of options
granted to employees who own 10% or more of the Company's common stock). As of June 30, 1996 no options have been granted.

                         Lindsey Technologies, Inc.
                       (Formerly L.M. Capital, Inc.)
                       (A Development Stage Company)
                  Notes to Financial Statements (continued)

8.	Income taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses.  These loss
carryovers	are limited 	under the Internal Revenue Code should a significant
change in ownership	occur.

A deferred tax asset arising from the net operating loss carryover of
approximately	$100,000 has been offset by a valuation allowance.

At June 30, 1997, the Company has approximately $400,000 of unused Federal net
operating 	loss carryforwards, which principally expire in the year 2008.