Form 10QSB
period 1997-09-30
LINDSEY TECHNOLOGIES INC
filed 1998-02-10
CIK 862250

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 1997

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

Yes   X      No
    ____       ____


As of September 30, 1997, 16,022,260 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
1st Quarter Ended September 30, 1997

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

              PART I.   FINANCIAL INFORMATION

ITEM 1.             LINDSEY TECHNOLOGIES, INC.
                  (formerly L.M. Capital, Inc.)
                           BALANCE SHEET
                         SEPTEMBER 30, 1997

                               ASSETS

Current assets

     Cash in bank	                    	   		$    9,591
                                            __________

	Total current assets                 	          9,591

Investment in Heldol                           191,131
                                            __________

Total Assets     	                         	$  200,722
                                            ==========


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                       $   11,988
     Accounts payable - related parties         19,322
     Notes payable -  related parties           32,979
                                            __________

	Total current liabilities	                     64,289
                                            __________

Total Liabilities      	           		           64,289
                                            __________


Stockholders' equity

     Preferred  stock: no par
       value, 20,000,000 total,
       5,000 Series A authorized,
       4,200 shares issued
       & outstanding            	    	        304,257

     Common stock:  no par
       value, 100,000,000 shares
       authorized, 16,022,260 shares
       issued & outstanding                  	334,092

     Underwriter's warrants,
       20,000 issued and outstanding              120

     Foreign currency translation adj.     (    3,394)

     Deficit accumulated during
        the development stage              (  498,642)
                                           __________

  Stockholders' Equity      			               136,433
                                           __________

Total Liabilities And
 Stockholders' Equity	     	               $  200,722
	 						                                   ==========

                  	 See Notes to Financial Statements

               LINDSEY TECHNOLOGIES, INC.
             (formerly L.M. Capital, Inc.)
                 STATEMENT OF OPERATIONS
   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                      (UNAUDITED)

			                                    	   Three Months Ended
		                                    		      September 30
	 			                                      1997          1996
							                                    ____          ____


Revenues	                             	 $    -         $   -

Operating expenses:

	Selling, general,
	 & administrative                    		  95,127           62
                                       _________       ______
Income (loss) from
 operations	              	            (  95,127)         (62)
                                       _________       ______
Other income (expense):

 Gain on sale of trade securities             34          -
	Interest income	                      	       1   	      721
	                                      _________       ______
	Total other income          	                35  		      721
                                       _________       ______
Income (loss) before
 income taxes            		            (  95,092)         659
                                       _________       ______
Provision for income tax:

	Deferred tax expense                  	     -	           -
	Deferred tax credit                   	     -    	 	     -
			                                    _________       ______
Net income (loss)            	        $(  95,092)   		$   659
                                       =========       ======

Net income (loss) per share           $(    *   )   	 $(  *  )
                                       =========       ======

Weighted average number of
common shares outstanding              29,558,620    28,308,640
                                       ==========    ==========
*Less than $.01 per share

         	         See Notes to Financial Statements

	                      LINDSEY TECHNOLOGIES, INC.
	                    (formerly L.M. Capital, Inc.)
	                       STATEMENT OF CASH FLOWS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
		                           (UNAUDITED)


				                                         	Three Months Ended
	  				                                          September 30
				                                         	1997          1996
							                                       ____          ____

Cash Flows From Operating Activities:

   Net income (loss)	          	          $ ( 95,092)     $   659

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

      (Decrease) in accounts payable        (     43)         -
       Increase in a/p - related parties       1,824          -
       Foreign currency trans. adj.         (    658)         -
      (Increase) in cash in escrow               -         (  719)
		                                        __________      _______
	        Net cash provided
     	   by (used for)
	        operating activities 	             ( 93,969)      (   60)
                                          __________      _______

Cash Flows From Investing Activities:

       Investment in Heldol                 (  1,876)         -
                                          __________      _______

         Net cash provided
         by (used for)
         investing activities               (  1,876)         -
                                          __________      _______

Cash Flows From Financing Activities:

       Sale of Common stock                 	100,599          -
			                                       __________      _______
     	   Net cash provided
      	  by (used for)
	        financing activities	               100,599          -
                                          __________	     _______

Net Increase (Decrease) In Cash                4,754      (    60)
                                          __________      _______

Cash At The Beginning Of The Period            4,837	       2,797
                                          __________      _______

Cash At The End Of The Period             $    9,591      $ 2,737
                                          ==========      =======

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

                     LINDSEY TECHNOLOGIES, INC.
                   (formerly L.M. Capital, Inc.)

ITEM 2.  Managements's Discussion and Analysis or Plan of
         Operation

On June 21, 1996 the Company entered into a joint venture with a team of French software engineers (the
"Associates") and their wholly owned French corporation, Helvetius Ingenierie. The Company and the Associates formed Heldol Corporation ("Heldol") on October 25, 1996, a United States corporation for the purpose of developing and marketing software for industrial, medical, and commercial business applications. The Company funded Heldol for $70,000 giving the Company 35% ownership of Heldol and the Associates 65%. The Company also plans to capitalize Heldol with additional funds such that its total investment in Heldol over 2 years will reach 10 million French francs (approximately
$2 million), at which time the Company will own 80% of Heldol.
As of September 30, 1997 the Company has invested $191,131 and owns 50% of Heldol. After Heldol is fully capitalized, Heldol shall be obligated to purchase 30% of the outstanding shares of Helvetius for 10 million French francs (approximately $2,000,000).

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

PART II.  OTHER INFORMATION


Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters To A Vote of Securities
        Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K

        8-K filed July 8, 1997 for sale of common stock under Regulation S.

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


Date:  January 15, 1998