Form 10QSB
period 1997-12-30
LINDSEY TECHNOLOGIES INC
filed 1998-03-06
CIK 862250

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  December 31, 1997

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

Yes   X      No
    ____       ____


As of December 31, 1997, 16,502,260 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
2nd Quarter Ended December 31, 1997

Lindsey Technologies, Inc.
(formerly L.M. Capital, Inc.)


                                      						         Page

PART I:  FINANCIAL INFORMATION

            Item 1.

                   Balance Sheet 	                  			2
                   Statement Of Operations	          		3
                   Statement Of Cash Flows	 	         	4
                   Notes To Financial Statements	  	  	5


            Item 2.

	                 Management's Discussion And
                  Analysis Or Plan Of Operation        6

PART II:  OTHER INFORMATION	             	             7


SIGNATURES					                                        8

              PART I.   FINANCIAL INFORMATION

ITEM 1.           LINDSEY TECHNOLOGIES, INC.
                 (formerly L.M. Capital, Inc.)
                         BALANCE SHEET
                       DECEMBER 31, 1997

                               ASSETS

Current assets

     Cash               		         	$      26,210
                                    _____________

	Total current assets              	       26,210
                                    _____________

Investment in Heldol                      192,162
                                    _____________

Total Assets     	                			$    218,372
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                 $    11,892
     Accounts payable - rel. parties 	     21,280
     Note payable - rel. parties     	     32,979
                                     ____________
	Total current liabilities	                66,151
                                     ____________

Total Liabilities      	           		      66,151
                                     ____________


Stockholders' equity

     Preferred  stock: no par
       value, 20,000,000 total,
       5,000 Series A authorized,
       4,200 shares issued
       & outstanding            	    	   304,257

     Common stock:  no par
       value, 100,000,000 shares
       authorized, 16,502,260 shares
       issued & outstanding            1,733,557

     Underwriter's warrants,
       20,000 issued and outstanding         120

     Foreign currency trans. adj.          2,400

     Deficit accumulated during
        the development stage        ( 1,888,113)
                                      __________

  Stockholders' Equity      			          152,221
                                      __________

Total Liabilities And
 Stockholders' Equity	     	          $  218,372
	 						                              ==========

                  	 See Notes to Financial Statements

                           LINDSEY TECHNOLOGIES, INC.
                         (formerly L.M. Capital, Inc.)
                            STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997
          AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1997
                                 (UNAUDITED)

                          	   Three Months Ended        Six Months Ended
                         		      December 31               December 31
                              1997          1996        1997        1996
							                       ____          ____        ____        ____


Revenues                 	 $    -         $   -       $       -     $   -

Operating expenses:

	Research & development         -             -           500,000       -
	Gen. & administrative   		  15,522         8,821         984,649     8,883
                           ________       _______     ___________   _______
Income (loss) from
 operations	                (15,522)       (8,821)     (1,484,649)   (8,883)
                           ________       _______     ___________   _______
Other income (expense):

 Gain on securities sales        50           -                84       -
 Other                          -             -               -         -
	Interest income          	       1   	        17               2       738
	                          ________       _______     ___________   _______
	Total other income              51  		        17              86       738
                           ________       _______     ___________   _______
Income (loss) before
 income taxes               (15,471)       (8,804)     (1,484,563)   (8,145)
                           ________       _______     ___________   _______

Provision for income tax:

	Deferred tax expense     	     -	            -               -         -
	Deferred tax credit      	     -    	 	      -  	            -         -
 		                        ________       _______     ___________   _______
Net income (loss)          $(15,471)   	 	$(8,804)    $(1,484,563)   (8,145)
                           ========       =======     ===========   =======
Net income (loss)
 per share                 $(   *  )   	  $(  *  )    $(  .049 )    $(  *  )
                           =========      ========    ==========    ========

Weighted average number of
common shares
outstanding               30,041,020     29,427,201   30,041,020  29,427,201
                          ==========     ==========   ==========  ==========
*Less than $.01 per share

         	         See Notes to Financial Statements

	                      LINDSEY TECHNOLOGIES, INC.
	                    (formerly L.M. Capital, Inc.)
	                       STATEMENT OF CASH FLOWS
         FOR THE SIX MONTHS ENDED DECEMBER 30, 1996 AND 1997
		                           (UNAUDITED)


				                                          	Six Months Ended
	  				                                          December 31
				                                         	1997          1996
							                                       ____          ____

Cash Flows From Operating Activities:

   Net income (loss)	          	          $(1,484,563)     $ ( 8,145)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

      Compensatory stock issuance           1,374,000            -
      (Decrease) in accounts payable       (      139)           -
      Increase in accts. pay. - rel. par.       3,782            -
      Foreign curr. trans. adj.                 5,136            -
      (Increase) in cash in escrow                -          (   734)
		                                        -----------      ---------
	        Net cash provided
     	   by (used for)
	        operating activities 	            (  101,784)       ( 8,879)
                                          -----------       --------

Cash Flows From Investing Activities:

       Investment in Heldol                (    2,907)       (71,000)
                                          -----------       --------
         Net cash provided
         by (used for)
         investing activities              (    2,907)       (71,000)
                                          -----------       --------

Cash Flows From Financing Activities:

       Issuance of common stock               126,064         69,910
       Interest from escrow                       -           14,551
       Increase in notes payable           		     -            6,985
			                                       -----------       --------
     	   Net cash provided
      	  by (used for)
	        financing activities	                126,064         91,446
                                          ___________	      ________

Net Increase (Decrease) In Cash                21,373         11,567
                                          ___________       ________

Cash At The Beginning Of The Period             4,837          2,797
                                          ___________       ________

Cash At The End Of The Period             $    26,210       $ 14,364
                                          ===========       ========

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

                     LINDSEY TECHNOLOGIES, INC.
                   (formerly L.M. Capital, Inc.)

ITEM 2.  Managements's Discussion and Analysis or Plan of
         Operation

On June 21, 1996 the Company entered into a joint venture with a team of French software engineers (the
"Associates") and their wholly owned French corporation, Helvetius Ingeniere. The Company and the Associates formed Heldol Corporation ("Heldol") on October 25, 1996, a United States corporation for the purpose of developing and marketing software for industrial, medical, and commercial business applications. The Company funded Heldol for $70,000, giving the Company 35% ownership of Heldol and the Associates 65%. The Company also plans to capitalize Heldol with additional funds such that its total investment in Heldol over two years will reach 10 million French francs (approximately
$2 million), at which time the Company will own 80% of Heldol. As of December 31, 1997 the Company has invested $192,162 and owns 50% of Heldol.
After Heldol is fully capitalized,
Heldol shall be obligated to purchase 30% of the outstanding shares of Helvetius for 10 million French francs (approximately $2,000,000).

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

        -- 12/15/97  Sales of Securities Under Reg. S

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


Date:  February 15, 1998