Form 10QSB
period 1998-03-31
LINDSEY TECHNOLOGIES INC
filed 1998-06-26
CIK 862250

CONFORMED COPY

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 1998

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

Yes   X      No
    ____       ____


As of March 31, 1998, 16,502,460 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes        No  X
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
3rd Quarter Ended March 31, 1998

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

              PART I.   FINANCIAL INFORMATION

ITEM 1.           LINDSEY TECHNOLOGIES, INC.
                 (formerly L.M. Capital, Inc.)
                         BALANCE SHEET
                        MARCH 31, 1998
                          (UNAUDITED)

                            ASSETS

Current assets

     Cash               		         	$       5,793
                                    _____________

	Total current assets              	        5,793
                                    _____________

Investment in Heldol                      197,800
                                    _____________

Total Assets     	                			$    203,593
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                 $    16,923
     Accounts payable
         - related parties                 22,626
     Note payable - related parties        32,979
                                     ____________
	Total current liabilities	                72,528
                                     ____________

Total Liabilities      	           		      72,528
                                     ____________


Stockholders' equity

     Preferred  stock: no par
       value, 20,000,000 total,
       5,000 Series A authorized,
       4,200 shares issued
       & outstanding            	    	   304,257

     Common stock:  no par
       value, 100,000,000 shares
       authorized, 16,502,460 shares
       issued & outstanding            1,734,371

     Underwriter's warrants,
       20,000 issued and outstanding         120

     Foreign currency trans. adj.    (     8,446)

     Deficit accumulated during
        the development stage        ( 1,899,237)
                                      __________

  Stockholders' Equity      			          131,065
                                      __________

Total Liabilities And
 Stockholders' Equity	     	          $  203,593
	 						                              ==========

                  	 See Notes to Financial Statements

                           LINDSEY TECHNOLOGIES, INC.
                         (formerly L.M. Capital, Inc.)
                            STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
            AND FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                          	   Three Months Ended        Nine Months Ended
                         		        March 31                 March 31
                              1998          1997        1998        1997
							                       ____          ____        ____        ____


Revenues                 	 $      -       $     -   $         -   $      -

Operating expenses:

  Research & development          -             -       500,000          -
	 General & administrative	  11,192         8,755       995,841     17,638
                           ________       _______   ___________   ________
Income (loss) from
 operations	                (11,192)       (8,755)   (1,495,841)   (17,638)
                           ________       _______   ___________   ________
Other income (expense):

 Gain on securities sales        67           117           151        117
 Other                            -             5             -          5
	Interest income          	       1	  	         1             3        739
	                          ________       _______   ___________   ________
	Total other income              68  		       123           154        861
                           ________       _______   ___________   ________
Income (loss) before
 income taxes               (11,124)       (8,632)   (1,495,687)   (16,777)
                           ________       _______   ___________   ________

Provision for income tax    	     -    	 	      -    	        -          -
 		                        ________       _______   ___________   ________
Net income (loss)          $(11,124)   	 	$(8,632)  $(1,495,687)  $(16,777)
                           ========       =======   ===========   ========
Net income (loss)
 per share                 $(  *  )   	   $(  *  )   $(  .092)    $(  *  )
                           ========       ========   =========    ========

Weighted average number of
common shares
outstanding              16,502,460     15,919,760   16,342,327  15,919,760
                         ==========     ==========   ==========  ==========

*Less than $.01 per share

         	         See Notes to Financial Statements

	                      LINDSEY TECHNOLOGIES, INC.
	                    (formerly L.M. Capital, Inc.)
	                       STATEMENT OF CASH FLOWS
           FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
		                           (UNAUDITED)


				                                          Nine Months Ended
	  				                                            March 31
				                                         	1998          1997
							                                       ____          ____

Cash Flows From Operating Activities:

   Net income (loss)	          	          $(1,495,687)   $(  16,777)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Compensatory stock issuance          1,374,000             -
       Increase in accounts payable             4,892             -
       Increase in a/p related parties          5,128             -
       Foreign currency trans. adj.        (    5,710)            -
      (Increase) in cash in escrow                  -      (    734)
		                                        -----------     ---------
	        Net cash provided
     	   by (used for)
	        operating activities 	            (  117,377)     (    734)
                                          -----------     ---------

Cash Flows From Investing Activities:

       Investment in Heldol                (    8,545)     (142,200)
                                          -----------     ---------
         Net cash provided
         by (used for)
         investing activities              (    8,545)     (142,200)
                                          -----------     ---------

Cash Flows From Financing Activities:

       Issuance of common stock               126,878       153,570
       Interest from escrow                         -        14,551
       Increase in notes payable           		      	-         6,985
			                                       -----------     ---------
     	   Net cash provided
      	  by (used for)
	        financing activities	              	 126,878       175,106
                                          ___________	    _________

Net Increase (Decrease) In Cash                   956        15,395

Cash At The Beginning Of The Period             4,837         2,797
                                          ___________     _________

Cash At The End Of The Period             $     5,793     $  18,192
                                          ===========     =========

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

                     LINDSEY TECHNOLOGIES, INC.
                   (formerly L.M. Capital, Inc.)

ITEM 2.  Management's Discussion and Analysis or Plan of
         Operation

On June 21, 1996 the Company entered into a joint venture with a team of French software engineers (the
"Associates") and their wholly owned French corporation, Helvetius Ingeniere. The Company and the Associates formed Heldol Corporation ("Heldol"), on October 25, 1996, a United States corporation for the purpose of developing and marketing software for industrial, medical, and commercial business applications. The Company funded Heldol for $70,000, giving the Company 35% ownership of Heldol and the Associates 65%. The Company also plans to capitalize Heldol with additional funds such that its total investment in Heldol over 2 years will reach 10 million French francs (approximately
$2 million), at which time the Company will own 80% of Heldol. As of March 31, 1998 the Company has invested $197,800 and owns 50% of Heldol.
After Heldol is fully capitalized,
Heldol shall be obligated to purchase 30% of the outstanding shares of Helvetius for 10 million French francs (approximately $2,000,000).

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

        -- 03/05/98  Sales of Securities Under Reg. S

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


Date:  June 22, 1998