Form 10KSB
period 1998-06-30
LINDSEY TECHNOLOGIES INC
filed 1998-11-10
CIK 862250

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-KSB

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                                  [FEE REQUIRED]

                   For the fiscal year ended:  June 30, 1998

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

Yes   X      No
     ___        ___

As of June 30, 1998, 17,624,460 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by nonaffiliates was approximately $-0-.

Documents incorporated by reference: None

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $9,948

This Form 10-KSB consists of   25    pages. The Exhibit Index begins on page  9.

                               TABLE OF CONTENTS

                       Form 10-KSB Annual Report - 1998

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

On June 21, 1996 the Company entered into a joint venture with a team of French software engineers (the "Associates") and their wholly owned French corporation, Helvetius Ingenierie. The Company and the Associates formed Heldol Corporation (Heldol) on October 25, 1996, a United States corporation for the purpose of developing and marketing software for industrial, medical, and commercial business applications.
The Company plans to capitalize Heldol with funds such that its total investment in Heldol over 2 years will reach 10 million French francs (approximately $2 million). As of June 30, 1998 the Company has invested $211,286 and owns 50% of Heldol. After Heldol is fully capitalized, Heldol shall be obligated to purchase 30% of the outstanding shares of Helvetius for 10 million French francs (approximately $2,000,000).

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

The Company has undertaken under its own umbrella the development of a generic management information system that produces and harmonizes norms and know-how with multimedia capabilities. This web based product is multi-lingual. It uses the most up to date information technology standards.

Item 2.  Properties

    	The Company maintains its offices in Aurora, Colorado in office space provided by one of the Directors of the Company.


Item 3.  Legal Proceedings

    	The Company was involved in no legal proceedings during the fiscal year ended June 30, 1998.


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended June 30, 1998.

                                  PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

    	(a)   Principal Market or Markets:  During the fiscal year ended
June 30, 1998, no separate market developed for the Company's common stock, units, or any outstanding warrants. The Company currently has no outstanding trading market. High and low bids for the Company's common stock units for the previous eight quarters are shown below.

						                           		BID
      			Quarter Ended		     High       Low

Units			Sept. 30, 1996	       			No Bid
Units			Dec.  31, 1996			       	No Bid
Units			Mar.  31, 1997			       	No Bid
Units			June  30, 1997			       	No Bid
Units			Sept. 30, 1997			       	No Bid
Units			Dec.  31, 1997			       	No Bid
Units			Mar.  31, 1998			       	No Bid
Units			June  30, 1998	       			No Bid


    	(b)    Common Stock:   On June 30, 1998 there were 17,624,460 shares of
common stock issued and outstanding, which were held by 69 shareholders of record excluding individuals holding securities in street name. In addition, there were 413,000 (A) warrants and 413,000 (B) warrants outstanding held by 30 persons, and 415 Reg S (A) warrants and 415 Reg S (B) warrants outstanding.

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

After payment has been made to the holders of the Series A, the holders of the common stock shall be entitled to share ratably in the remaining assets on the basis of the number of shares of common stock held by them at the time of such liquidation. The holder of each share of Series A stock shall have the right to 1,600 votes for each share standing in his name on the books of the Company and shall have the right to vote at all meetings of the stockholders. These votes will be aggregated with the votes of the holders of the Company's common stock and will not be treated as a separate class. As if June 30, 1998 there were 4,200 Series A shares outstanding held by 2 individuals.


Item 6.  Management's Discussion and Analysis or Plan of Operations

    	The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

The Company earned nominal interest in 1998 and incurred major losses from general operations related to development of software and general undertakings. Management believes that the Company has sufficient funds to continue operations through the end of its current fiscal year on June 30, 1999.

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

     	(b) Capital Resources: The Company does not anticipate large expenditures for capital goods such as plant or equipment at any time in the foreseeable future. This expectation is subject to change based on the Company's possible capital requirements for software development.

     	(c) Investments/Joint Ventures: On June 21, 1996 the Company entered into a joint venture with a team of French software engineers
(the "Associates") and their wholly owned French corporation, Helvetius Ingenierie. The Company and the Associates formed Heldol Corporation ("Heldol") on October 25, 1996, a United States corporation for the purpose of developing and marketing software for industrial, medical, and commercial business applications. The Company plans to capitalize Heldol with funds such that its total investment in Heldol over two years will reach 10 million French francs (approximately
$2 million), at which time the Company will own 80% of Heldol. As of June 30, 1998 the Company has invested $211,286 and owns 50% of Heldol.
After Heldol is fully capitalized, Heldol shall be obligated to purchase 30% of the outstanding shares of Helvetius for 10 million French francs (approximately $2,000,000).

Another agreement on June 21, 1996 between the Company and the Associates allows the Associates to exchange their shares of Helvetius for shares in the Company according to a market valuation formula, providing Helvetius attains certain sales levels and the Company is on NASDAQ.

    	(d) Plan of Operations: The Company has undertaken under its own umbrella the development of a generic management information system that produces and harmonizes norms and know-how with multimedia capabilities. This web product is multi-lingual. It uses the most up to date information technology standards.


Item 7.  Financial Statements

     	The Report of the Independent Certified Public Accountant appearing at page F-1 and the Financial Statements and Notes to Financial Statements appearing at pages F-2 through F-11 are incorporated herein by reference.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                 PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The Directors and Officers of the Registrant as of the date of this report are as follows:

                                                   											Served as a
Name			           	Age	         		Position	                 		Director Since

Lionel Mauclaire		 37	   	President, Treasurer, Director	     August 17, 1989

Jean-Michel
Mauclaire       		 41   		Director	                 		        September, 1995

Robert Mauclaire		 69   		Director	                 		        November, 1996

Ronald R. Chadwick 43    	Director, Secretary	       	        August 17, 1989


Family Relationships: The Company's President and Director, Lionel Mauclaire and Jean-Michel Mauclaire, a Director, are brothers, and Robert Mauclaire, a Director, is the father of Lionel Mauclaire and Jean-Michel Mauclaire.

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

Jean-Michel Mauclaire, a Director. Mr. Mauclaire resides in Paris, France. He is a graduate of Ecole Superieure de Commerce de Paris (1980), holds a graduate degree in international business from Paris University (1983) and a French Certified Public Accountant degree (1993). After 5 years in an international accounting firm, Mr. Mauclaire has held several executive positions in the Lafarge Group, a worldwide marker of cement products, in the finance, information systems and European business development areas.

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

                          SUMMARY COMPENSATION TABLE

Name and	              	Fiscal	                          					Other Annual
Principal Position      Year         	Salary   	Bonus        	Compensation

Lionel Mauclaire,      	1996		           -        -                 -
President, CEO         	1997       	     -		      -	              		-
                     			1998      		     -		      -                 -

Item 11.  Security Ownership of Certain Beneficial Owners and Management

    	The following table sets forth, as of the date of this Report, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more or the Registrant's common stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group:

                                     						      	NO. OF	           	% OF
NAME	   		                    	CLASS	            	SHARES            	CLASS

Lionel Mauclaire	             	Common	           	14,471,968 (1)   		82.11
3025 S. Parker Rd (S) 109     	Preferred		             4,000 (2)    	95.24
Aurora, Colorado  80014

Ronald Chadwick              		Common	         	     400,000	      	  2.27
3025 S. Parker Rd (S) 109
Aurora, Colorado  80014

Jean-Michel Mauclaire          Common              1,118,560          6.35
3025 S. Parker Rd (S) 109
Aurora, Colorado  80014

Directors and               			Common	           	15,990,528       		90.73
Officers as a Group          		Preferred	    	         4,000       		95.24

(1) In addition to the 14,471,968 common shares currently owned by him, Lionel Mauclaire also owns 326,000 A warrants and 326,000 B warrants. If exercised these warrants, each of which convert into eight shares of common stock, would give Mr. Mauclaire ownership of an additional 5,226,560 shares of common stock. He also holds warrants to purchase a further 198,240 common shares.

(2) Each share of preferred stock is convertible into 1,600 shares of the Company's common stock anytime beginning September 1, 1994.


Item 12.  Certain Relationships and Related Transactions

None.

                                  PART IV


Item 13.  Exhibits and Reports on Form 8-K

    	(a)   Exhibits

     	-- The following Exhibits were filed with the Securities and Exchange
         Commission in the Exhibits to Form S-18 on March 26, 1990, and are incorporated by reference herein:

	           	3.1  Articles of Incorporation
		           3.2  By Laws


    	(b)  Reports on Form 8-K

      -- The following reports were filed on Form 8-K during the fourth quarter of the fiscal year ended June 30, 1998:

         8-K filed June 26, 1998 for sale of common stock under Reg. S.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 1998.

						LINDSEY TECHNOLOGIES, INC.
						(formerly L.M. Capital, Inc.)


						By: /s/Lionel Mauclaire
						    Lionel Mauclaire, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on November 4, 1998.

Principal Executive Officer, Financial Officer, Accounting Officer and Director:

/s/Lionel Mauclaire
Lionel Mauclaire


Directors:

/s/Ronald R. Chadwick
Ronald R. Chadwick


/s/Jean-Michel Mauclaire
Jean-Michel Mauclaire


/s/Robert Mauclaire
Robert Mauclaire

                          Lindsey Technologies, Inc.
                            Financial Statements
                               June 30, 1998

                         Lindsey Technologies, Inc.
                           Financial Statements
                              June 30, 1998

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


Board of Directors
Lindsey Technologies, Inc.
Aurora, Colorado

Independent Auditor's Report

I have audited the accompanying balance sheet of Lindsey Technologies, Inc. as of June 30, 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lindsey Technologies, Inc. as of June 30, 1998, and the results of its operations and its cash flows for the years ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles.

Larry O'Donnell, CPA, P.C.

October 7, 1998

                          Lindsey Technologies, Inc.
                              Balance Sheet
                              June 30, 1998

                                 Assets

Current assets
        Cash in Bank                                     	$ 17,820
        Accounts receivable                                  9,886
	                                                       ----------
        Total current assets                               	27,706
                                                       	----------

Investment in Heldol Corporation                            88,878
                                                        ----------

                                                         	$116,584
	                                                       ==========

                  Liabilities and Stockholders'  Equity

Current liabilities
        Accounts payable                                 	$ 26,753
        Accounts payable-related parties                    19,613
        Notes payable-major shareholder                    	32,979
                                                       	----------
        Total current liabilities                          	79,345
                                                       	----------

Stockholders'  equity
          Preferred stock,  no par value, 20,000,000
                total; 5,000 Series A shares authorized
                4,200 issued and outstanding              	304,257
           Common stock,  no par value,
                100,000,000 shares authorized,
                17,624,460 issued and outstanding        7,335,853
           Underwriter's  warrants 20,000 issued, and
                 outstanding                                  	120
           Foreign currency translation adjustment          (6,761)
           Deficit accumulated during the
                 development stage                      (7,596,230)
                                                        ----------

                                                            37,239
	                                                       ----------

	                                                         $116,584
	                                                       ==========

                    See Notes to Financial Statements.
                                  F-2

                          Lindsey Technologies, Inc.
                          Statements of Operations
                     Years Ended June 30, 1998 and 1997

                                         1998        1997

Revenues                             $   9,948
                                     ---------

General & administrative expenses	     171,102   $  48,097
Research & development               6,909,282
                                     ---------   ---------
Net (loss)-from operations          (7,070,436)    (48,097)
                                    	---------   ---------


Other income (expense):
Share of loss of Heldol Corp.         (100,862)
Amortization                           (21,546)
Gain (loss) on sale of trade securities   	160         209
Interest income	                             4         741
                                    	---------   ---------
                                      (122,244)        950
                                    	---------   ---------

Net income (loss)                 	$(7,192,680) 	$ (47,147)
                                     =========	  =========

Net income (loss) per share	           $(.44)      	(*)
                                       ======

Weighted average number of
common shares and equivalent
units outstanding                  	16,318,017 	15,462,578
                                    ==========  ==========


*Less than $(.01) per share





                      See Notes to Financial Statements.
                                     F-3

                         Lindsey Technologies, Inc.
                         Statements of Cash Flows
                     Years Ended June 30, 1998 and 1997

                                    1998             1997

Cash flows from operating
    activities:
Net income (loss)               	$(7,192,680)     	$(47,147)

Adjustments to reconcile
net income  to net cash
provided by operations:
       Share of loss of
         Heldol Corp.                100,862
       Amortization                   21,546
       Foreign currency translation
         adjustment                   (4,025)       (2,736)
       Common stock issued
         for services              7,014,000
       (Increase) decrease in:
       Cash in escrow                              	84,817
       Accounts receivable            (9,886)
       Increase (decrease) in:
       Accounts payable               16,837        25,312
                                   ---------     ---------
Net cash provided by
    (used in) operating
    activities                      	(53,346)     	 60,246
                                  	---------    	---------
Cash flows from investing
    activities:
       Investment in Heldol
         Corporation                 (22,031)     (189,255)
                                  	---------     ---------
Net cash used in investing
    activities                       (22,031)     (189,255)
                                  	---------     ---------
Cash flows from financing
    activities:
       Due to shareholder                           	6,985
       Sale of common stock           88,360       195,064
       Common stock proceeds
         returned                                  (71,000)
                                  	---------    	---------
Net cash flow provided by
    financing activities              88,360       131,049
                                  	---------     ---------
Net increase (decrease) in
    cash equivalents                 	12,983         2,040

Cash at beginning of year              4,837     	   2,797
	                                  ---------     ---------
Cash  at end of year              	$  17,820    	$   4,837
                          	        =========     =========


                       See Notes to Financial Statements.
                                      F-4

                            Lindsey Technologies, Inc.
                        Statements of Stockholders' Equity
                        Years Ended June 30, 1998 and 1997

                                                                                                         Foreign
                                                                                                         Currency
                                                    Common    Stock    Preferred Stock    Accumulated    Translation
                                                    Shares    Amount   Shares    Amount	  Deficit        Adjustment

Balance, June 30, 1996                          14,782,400  $ 109,549    4,200  $304,257   $(356,403)

Proceeds returned to stockholders                             (71,000)
Common stock issued for cash                     1,218,860    195,064
Foreign currency translation adjustment                                                                    (2,736)
Net loss for the year                                                                        (47,147)
                                                ----------  ---------    -----  --------   ----------    ---------
Balance, June 30, 1997                          16,001,260  $ 233,613    4,200  $304,257   $(403,550)    $ (2,736)

Common stock issued for cash                        21,200     88,360
Common stock issued for services                 1,602,000  7,014,000
Foreign currency translation adjustment                                                                    (4,025)
Net loss for the year                                                                     (7,192,680)
                                                ----------  ---------    -----  --------  -----------    ---------
                                                17,624,460 $7,335,973    4,200  $304,257 $(7,596,230)    $ (6,761)
                                                ==========  =========    =====  ========  ===========    =========



                            See Notes to Financial Statements.
                                           F-5

                            Lindsey Technologies, Inc.
                          Notes to Financial Statements

1.   Organization and Summary of Significant Accounting Policies:

Organization - L.M. Capital, Inc. (the Company) was organized under the laws of
the state of 	Colorado on August 17, 1989.  On November 8, 1996,  the Company
changed its name to Lindsey Technologies, Inc. The Company is developing software and marketing software for industrial, medical, and commercial operations through its joint venture discussed in Note 2. The Company operates in Europe and North America. In prior years, the Company was a development stage company.

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

Amortization - The Company's investment in Heldol Corporation includes the unamortized excess of the Company's investment over its equity in Heldol's net assets. This excess was $118,746 at June 30, 1998, and is being amortized on a straight-line basis over its estimated useful life of five years.

                         Lindsey Technologies, Inc.
                  Notes to Financial Statements (continued)

2.	Joint Venture Agreement

On June 21, 1996,  the Company entered into a joint venture with a team of
French software 	engineers (the Associates) and their wholly owned French
corporation,	Helvetius Ingenierie. 	The Company and the Associates formed
Heldol Corporation	(Heldol)  a United States 	corporation, on October 25,
1996. The	Company capitalized Heldol for $70,000, giving the Company
35% ownership of Heldol and the Associates 65%.
The Company will also capitalize Heldol	with an additional 10 million French
francs (approximately 	$2 million) over two	years at which time the Company
will own 80% of Heldol. As of June 30, 1998 the Company has invested $211,286 and owns 50% of Heldol. The Company is accounting for the investment under the equity method.

After Heldol is fully capitalized, Heldol shall be obligated to purchase 30% of
the	outstanding shares of Helvetius for 10 million French francs (approximately
$2	million).

Another agreement on June 21, 1996 between the Company and the
Associates	allows the 	Associates to exchange their shares of Helvetius for
shares in the Company	according to a 	market valuation formula, providing
Helvetius attains certain sales	levels and the Company in on NASDAQ.

Condensed financial information of Heldol Corporation as of and for the year ended June 30, 1998.

Current assets                 $   8,489
Other                                140
                               ---------
   Other assets                $   8,629
                               =========

Current liabilities            $   8,539
Stockholders' equity                  90
                               ---------
   Total liabilities and
   stockholders' equity        $   8,629
                               =========

Provision for loss on
investment in Helvetius
Ingeniere                      $(175,772)
Operating expenses               (25,952)
                               ---------
   Net loss                    $(201,724)
                               =========

                       Lindsey Technologies, Inc.
                Notes to Financial Statements (continued)


3.	Related Party Transactions

The Company  has an oral agreement with the secretary of the Company to utilize office space provided by the secretary free
of charge. A	company wholly 	owned by the secretary was reimbursed for out of
pocket expenses	in the amount of $14,500 and $14,389 for the years ended
June 30, 1998 and 1997	respectively.

The Company has reimbursed a family member of its president for out of pocket expenses of $2,650 and $18,957 during the years ended June 30, 1998 and 1997.

The Company has borrowed and paid back funds from the major shareholders'
wholly	owned company.  These loans are at zero percent interest to the
Company.

4.	Public Offering

The Company successfully completed a public offering of 20,650 units at $6.00 per unit in March 1991, with gross proceeds of $123,900. Each unit consisted
of twelve common 	shares, no par value, plus twenty Class A and Class B
warrants to purchase common stock.  The 	Class A warrants expired twelve
months after the date	of the prospectus on September 13, 1990.  The 	Board
of Directors had extended the	time to exercise these warrants until
June 30, 1998.  However, these warrants have	not been exercised.  These
warrants allowed the holder to purchase eight 	common	shares 	of stock at
an exercised price of twelve and one-half cents per  share.  As of	June 30,
1998,  413,000 warrants were issued and outstanding.  The other 	class of
warrants, 	Class B, has expired on September 13, 1992. The Board of
Directors extended the	period to 	exercise the warrants through June 30,
1998.  However these warrants have	not been exercised.  The holder of
these warrants could purchase eight common	shares of stock 	at an
exercised price of eighteen and three-quarter cents per share.  As	of
June 30, 1998, 413,000 warrants were issued and outstanding.

The Company has the right to redeem these warrants upon a thirty day written
notice	at a price of $.0001 per warrant commencing three months from the date
the	prospectus becomes effective.  As of June 30, 1998, the Company has
redeemed no	warrants.

The public offering was subject to the provisions of 1990 Colorado Securities
Act.	These provisions required that at least 80% of the net proceeds be placed
into 	a separate escrow bank account.
On October 3, 1996, the Company returned $71,000 of the proceeds to its shareholders and retained $14,536 for its use. Certain shareholders returned $70,000 to the Company.

                          Lindsey Technologies, Inc.
                  Notes to Financial Statements (continued)

5.	Preferred Stock Series A

Out of the authorized preferred stock, the Company has designated a
"Series A Convertible Preferred Stock" (Series A)  with 5,000 as the
designated number of shares.  	The Series A holders are not entitled to
receive dividends but can	convert one share of Series A into 1,600 shares of
common stock.

As a provision of the Series A - " In the event of any voluntary or
involuntary	liquidation, 	dissolution or winding up of the affairs of the
Company, the holder of	each share of Series A 	shall be entitled to receive,
of the assets of the Company	available for distribution, an amount per
share	equal to $100."

If the assets and funds to be distributed among the holders of the Series A
shall be insufficient 	to permit the payment of the full foresaid
preferential amount to such	holders then the entire 	assets and funds of the
Company legally available for	distribution shall be distributed among the
holders of the Series A in proportion to the	aggregate preferential amount
of all shares held 	by them.
After payment has been made to the holders of the Series A,  the holders of the
common stock 	shall be entitled to share ratably in the remaining assets on the
basis of	the number or shares held by them.

The holder of each share of Series A shall have the right to two hundred votes
for	each share 	standing in his name on the books of the Company.  The
holders shall	have the 	right to vote at all meetings of the stockholders
held in respect  to any matter	upon 	which voting is required, including the
election of directors.  These votes will be	aggregated 	with the votes of
the holders of the Company's common stock and will	not be treated as a
separate class.

6. Sale of Securities

The Company has sold its securities under a Regulation S Offshore
Securities Agreement. The securities may not be sold in the United States unless they become registered under a securities act or under an exemption of a securities act. The securities are sold in units at $500 per unit. Each unit consists of 100 common shares, no par value, plus twenty Class A warrants to purchase common stock at $7 per share and twenty Class B warrants to purchase common stock at $9 per share. The Class A warrants expire December 15, 1997. The Class B warrants expire December 15, 1998.
The Company sold 212 and 203 units during the years ended June 30, 1998 and 1997, respectively.

                       Lindsey Technologies, Inc.
                 Notes to Financial Statements (continued)

7.	Incentive Stock Option Plan

On August  17, 1989, the Company adopted an Incentive Stock Option Plan under
which options are intended to qualify as "incentive stock options'	under
Section 422A of the Internal Revenue Code of 1954 as amended.  The options
to purchase 	up to 500,000 shares of the Company's common stock may be
granted to	the employees of  the Company.  The plan is administered by the
Board of Directors,	which are empowered to 	determine the terms and
conditions of each option, subject	to the limitation the exercise price
cannot be less than the market value of the common stock on the date of
grant (110% of the 	market value in the case of options	granted to 	an
employee who owns of the Company's 	outstanding common stock)	and no
option can have a term in excess of 10 years (5 years 	in the case of options
granted to employees who own 10% or more of the Company's common stock). As of June 30, 1998 no options have been granted.

8.	Income taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses.  These loss
carryovers	are limited 	under the Internal Revenue Code should a significant
change in ownership	occur.

A deferred tax asset arising from the net operating loss carryover of
approximately	$2,500,000 has been offset by a valuation allowance.

At June 30, 1998, the Company has approximately $7,500,000 of unused
Federal net operating 	loss carryforwards, which principally expire
in the year 2018.

9. Going Concern

The statement of operations presented in the financial statements reflects a net loss for the year ended June 30, 1998 of $(7,192,680). This created an uncertainty about the Company's ability to continue as a going concern. However, the Company has been able to improve it's financial position through stock offerings and has been able to raise $7,102,360 (including $7,014,000 in services) in 1998 and $195,064 in 1997 through private placements.

                         Lindsey Technologies, Inc.
                 Notes to Financial Statements (continued)

9. Going Concern (Continued)

Management believes that the Company's future success will be achieved through the development under its own umbrella of a generic management information system that produces and harmonizes norms and know-how with multi-media capabilities.

While Management believes the Company will be profitable in the future, there can be no assurances of future success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

10. Contingency

The Company issued shares for services during the year ended June 30, 1998 and valued those shares at $5 per share. Should the trading price of those shares be below that amount when the two year holding period expires, the Company must make up the difference in cash. The total amount of the contingency is $80,000.