Form 10QSB
period 1998-09-30
LINDSEY TECHNOLOGIES INC
filed 1998-11-19
CIK 862250

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 1998

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

Yes   X      No
    ____       ____


As of September 30, 1998, 17,625,460 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
1st Quarter Ended September 30, 1998

Lindsey Technologies, Inc.



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

              PART I.   FINANCIAL INFORMATION

ITEM 1.              LINDSEY TECHNOLOGIES, INC.
                           BALANCE SHEET
                        SEPTEMBER 30, 1998

                               ASSETS

Current assets

     Cash in bank	                    	   		$   63,921
     Accounts receivable                        10,773
                                            __________

	Total current assets                 	         74,694

Investment in Heldol                            99,452
                                            __________

Total Assets     	                         	$  174,146
                                            ==========


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                       $   44,503
     Accounts payable - related parties         18,929
     Notes payable -  related parties          122,802
                                            __________

	Total current liabilities	                    185,514
                                            __________

Total Liabilities      	           		          185,514
                                            __________


Stockholders' equity

     Preferred  stock: no par
       value, 20,000,000 total,
       5,000 Series A authorized,
       4,200 shares issued
       & outstanding            	    	        304,257

     Common stock:  no par
       value, 100,000,000 shares
       authorized, 17,625,460 shares
       issued & outstanding                 7,340,153

     Underwriter's warrants,
       20,000 issued and outstanding              120

     Accumulated other comp. income             1,134

     Accumulated deficit                   (7,657,032)
                                           __________

  Stockholders' Equity      			            (   11,368)
                                           __________

Total Liabilities And
 Stockholders' Equity	     	               $  174,146
	 						                                   ==========

                  	 See Notes to Financial Statements

                 LINDSEY TECHNOLOGIES, INC.
        STATEMENT OF INCOME AND COMPREHENSIVE INCOME
   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                       (UNAUDITED)

			                                    	   Three Months Ended
		                                    		      September 30
	 			                                      1997          1998
							                                    ____          ____


Revenues	                             	 $      -       $ 10,396

Operating expenses:

	 General & administrative                60,763         32,058
	 Research & development              		  34,364         39,264
                                        ________       ________
Income (loss) from
 operations	              	              (95,127)       (60,926)
                                        ________       ________
Other income (expense):

 Gain on sale of trade securities             34            123
	Interest income	                      	       1   	          1
	                                       ________       ________
	Total other income          	                35  		        124
                                        ________       ________
Income (loss) before
 income taxes            		              (95,092)       (60,802)
                                        ________       ________

Provision for income tax                       -              -
			                                     ________       ________

Net income (loss)            	          $(95,092)   		 $(60,802)
                                        ________       ________

Other comprehensive income,
  net of tax:

  Foreign currency trans. adj.           (   658)         7,895
                                        ________       ________

Comprehensive income (loss)             $(95,750)      $(52,907)
                                        ========       ========

Net income (loss) per share             $(   *  )   	  $(   *  )
                                        ========       ========

Weighted average number of
common shares outstanding              16,022,620     17,625,460
                                       ==========     ==========
*Less than $.01 per share

         	         See Notes to Financial Statements

	                      LINDSEY TECHNOLOGIES, INC.
	                       STATEMENT OF CASH FLOWS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
		                           (UNAUDITED)


				                                         	Three Months Ended
	  				                                          September 30
				                                         	1997          1998
							                                       ____          ____

Cash Flows From Operating Activities:

   Comprehensive income (loss) 	          $ ( 95,750)     $( 52,907)

   Adjustments to reconcile
   comprehensive income (loss) to net cash
   provided by (used for)
   operating activities:

       Amortization                                -          7,187
       Share of loss in Heldol                     -          7,220
      (Increase) in accounts receivable            -       (    887)
       Increase (Decrease) in
           accounts payable                 (     43)        17,750
       Increase (Decrease) in
           a/p - related parties               1,824       (    684)
	                                          _________      _________
	        Net cash provided
     	   by (used for)
	        operating activities 	             ( 93,969)      ( 22,321)
                                           _________      _________

Cash Flows From Investing Activities:

       Investment in Heldol                 (  1,876)      ( 24,981)
                                           _________      _________

         Net cash provided
         by (used for)
         investing activities               (  1,876)      ( 24,981)
                                           _________      _________

Cash Flows From Financing Activities:

       Loan from related party                     -         89,103
       Sale of Common stock                 	100,599          4,300
			                                        _________      _________
     	   Net cash provided
      	  by (used for)
	        financing activities	               100,599         93,403
                                           _________      _________

Net Increase (Decrease) In Cash                4,754         46,101

Cash At The Beginning Of The Period            4,837	        17,820
                                           _________      _________

Cash At The End Of The Period              $   9,591      $  63,921
                                           =========      =========

                     See Notes to Financial Statements

                      LINDSEY TECHNOLOGIES, INC.
                    Notes to Financial Statements
                              (Unaudited)


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

                     LINDSEY TECHNOLOGIES, INC.

ITEM 2.  Managements's Discussion and Analysis or Plan of
         Operation

On June 21, 1996 the Company entered into a joint venture with a team of French software engineers (the
"Associates") and their wholly owned French corporation, Helvetius Ingenierie. The Company and the Associates formed Heldol Corporation ("Heldol") on October 25, 1996, a United States corporation for the purpose of developing and marketing software for industrial, medical, and commercial business applications. The Company plans to capitalize Heldol with funds such that its total investment in Heldol over 2 years will reach 10 million French francs (approximately
$2 million), at which time the Company will own 80% of Heldol.
As of September 30, 1998 the Company has invested $236,267 and owns 50% of Heldol. After Heldol is fully capitalized, Heldol shall be obligated to purchase 30% of the outstanding shares of Helvetius for 10 million French francs (approximately $2,000,000).

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

        8-K filed July 15, 1998 for sale of common stock under Regulation S.

                         SIGNATURES

	In accordance with the requirements of the Exchange
Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

			           	LINDSEY TECHNOLOGIES, INC.


			           	By: /s/Lionel Mauclaire
			           	Lionel Mauclaire, President
			           	and Director


Date:  November 15, 1998