Form 10QSB
period 1998-12-31
LINDSEY TECHNOLOGIES INC
filed 1999-04-23
CIK 862250

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  December 31, 1998

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

Yes   X      No
    ____       ____


As of December 31, 1998, 17,641,460 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes        No x
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
2nd Quarter Ended December 31, 1998

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

              PART I.   FINANCIAL INFORMATION

ITEM 1.           LINDSEY TECHNOLOGIES, INC.
                         BALANCE SHEET
                       DECEMBER 31, 1998

                               ASSETS

Current assets

     Cash               		          	$     48,749
     Securities                             8,155
     Accounts receivable                    8,498
                                     ____________

	Total current assets              	       65,402

Software                                3,446,167
Investment in Heldol                      126,150
                                     ____________

Total Assets     	                			$  3,637,719
                                     ============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                $     66,650
     Accounts payable - rel. parties 	     20,240
     Other payable                        850,000
     Note payable - rel. parties     	    115,151
                                     ____________
	Total current liabilities	             1,052,041
                                     ____________

Total Liabilities      	           		   1,052,041
                                     ____________


Stockholders' equity

     Preferred  stock: no par
       value, 20,000,000 total,
       5,000 Series A authorized,
       4,200 shares issued
       & outstanding            	    	   304,257

     Common stock:  no par
       value, 100,000,000 shares
       authorized, 17,641,460 shares
       issued & outstanding           10,111,477

     Underwriter's warrants,
       20,000 issued and outstanding         120

     Accumulated other comp. income          541

     Accumulated deficit             ( 7,830,717)
                                    ____________

  Stockholders' Equity      			     $  2,585,678
                                    ____________

Total Liabilities And
 Stockholders' Equity	     	        $  3,637,719
	 						                            ============

                  	 See Notes to Financial Statements

                           LINDSEY TECHNOLOGIES, INC.
                            STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998
            AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1998
                                  (UNAUDITED)

                          	   Three Months Ended        Six Months Ended
                         		      December 31               December 31
                              1997          1998        1997          1998
							                       ____          ____        ____          ____


Revenues                 	 $      -     $  14,562    $         -   $  24,958

Operating expenses:

	Research & development           -       118,833        500,000     158,097
 Gen. & administrative   		  15,522        69,822        984,649     101,880
                           ________     _________    ___________   _________
Income (loss) from
 operations	                (15,522)     (174,093)    (1,484,649)   (235,019)
                           ________     _________    ___________   _________
Other income (expense):

 Gain on securities sales        50           408             84         531
	Interest income          	       1   	         1              2           2
	                          ________     _________    ___________   _________
	Total other income              51  		       409             86         533
                           ________     _________    ___________   _________
Income (loss) before
 income taxes               (15,471)     (173,684)    (1,484,563)   (234,486)
                           ________     _________    ___________   _________

Provision for income tax          -             -              -           -
 		                        ________     _________    ___________   _________

Net income (loss)           (15,471)   	 (173,684)    (1,484,563)   (234,486)
                           ________     _________    ___________   _________

Other comprehensive income,
net of tax:
Foreign curr. trans. adj.         -           262              -       8,157
Unrealized loss on avail-
  able-for-sale securities        -      (    855)             -    (    855)
                           ________     _________    ___________   _________

Comprehensive income       $(15,471)    $(174,277)   $(1,484,563)  $(227,184)
                           ========     =========    ===========   =========

Net income (loss)
 per share                 $(   *  )   	$(   *  )    $(  .01  )    $(  .01  )
                           =========    =========    ==========    ==========

Weighted average number of
common shares
outstanding               16,502,260   17,641,460    16,502,260    17,641,460
                          ==========   ==========    ==========    ==========
*Less than $.01 per share

         	         See Notes to Financial Statements

	                      LINDSEY TECHNOLOGIES, INC.
	                       STATEMENT OF CASH FLOWS
         FOR THE SIX MONTHS ENDED DECEMBER 30, 1997 AND 1998
		                           (UNAUDITED)


				                                          	Six Months Ended
	  				                                          December 31
				                                         	1997          1998
							                                       ____          ____

Cash Flows From Operating Activities:

   Net income (loss)	          	          $(1,484,563)     $(227,184)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

      Amortization                                           135,196
      Decrease in accounts receivable               -          1,388
      Compensatory stock issuance           1,374,000              -
      Increase (Decrease) in accts. pay.   (      139)        39,897
      Increase in accts. pay. - rel. par.       3,782            627
      Foreign curr. trans. adj.                 5,136       (  8,157)
      Share of loss in Heldol                       -         11,045
      Unrealized loss on securities                 -            855
		                                        -----------      ---------
	        Net cash provided
     	   by (used for)
	        operating activities 	            (  101,784)      ( 46,333)
                                          -----------      ---------

Cash Flows From Investing Activities:

       Securities                                   -        ( 8,155)
       Investment in Heldol                (    2,907)       (37,272)
                                          -----------       --------
         Net cash provided
         by (used for)
         investing activities              (    2,907)       (45,427)
                                          -----------       --------

Cash Flows From Financing Activities:

       Issuance of common stock               126,064         40,518
       Increase in notes payable           		     -           82,171
			                                       -----------       --------
     	   Net cash provided
      	  by (used for)
	        financing activities	                126,064        122,689
                                          ___________	      ________

Net Increase (Decrease) In Cash                21,373         30,929

Cash At The Beginning Of The Period             4,837         17,820
                                          ___________       ________

Cash At The End Of The Period             $    26,210       $ 48,749
                                          ===========       ========

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

                     LINDSEY TECHNOLOGIES, INC.

ITEM 2.  Management's Discussion and Analysis or Plan of
         Operation

On June 21, 1996 Lindsey Technologies, Inc.
(the "Company", "LTI") entered into a joint venture with a team of French software engineers (the
"Associates") and their wholly owned French corporation, Helvetius Ingeniere. The Company and the Associates formed Heldol Corporation ("Heldol") on October 25, 1996, a United States corporation for the purpose of developing and marketing software for industrial, medical, and commercial business applications. The Company plans to capitalize Heldol with funds such that its total investment in Heldol over two years will reach 10 million French francs (approximately
$2 million), at which time the Company will own 80% of Heldol. As of December 31, 1998 the Company has invested $236,267 and owns 50% of Heldol.
After Heldol is fully capitalized,
Heldol shall be obligated to purchase 30% of the outstanding shares of Helvetius for 10 million French francs (approximately $2,000,000).

Another agreement on June 21, 1996 between the Company and the Associates allows the Associates to exchange their shares of Helvetius for shares in the Company according to a market valuation formula, providing Helvetius attains certain sales levels and the Company is on NASDAQ.

The Associates to date have developed software for bacteriological identification, trade named HELLAC which is used by Institut Pasteur, software for the management of educational and professional training institutions, trade named HELISA and currently used by French engineering and business schools such as Ecole Normale Superieure, and inventory tracking software trade named HAWK, used by NCR.

The Company has undertaken under its own umbrella the development of a generic management information system that configures and harmonizes norms and know-how with multimedia capabilities.
This web based product is multi-lingual. It uses the most up to date information technology standards.

On November 5, 1998, the Company completed a merger with Distributed Quality Corp. ("DQC"), acquiring all of DQC's issued and outstanding common stock in exchange for 540,000 common shares of the Company valued at $5 per share. Through the merger, LTI acquired contract rights to a software development package formulated by StellarX, which is a component based framework, composed of tools and based on Versant Technology. The development software will help enable the Company to devise its own quality management information system software. Included in the package are distribution rights.

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


Date:  April 15, 1999