Form 10QSB/A
period 1998-12-31
LINDSEY TECHNOLOGIES INC
filed 1999-07-20
CIK 862250

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                      FORM 10-QSB/AMENDED

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

Colorado                                     84-1121635
_______________________________          ____________________
(State or other jurisdiction of	         (I.R.S. Employer
Incorporation or organization)	          Identification  No.)

             3025 South Parker Road, Suite 109
                   Aurora, Colorado  80014
_____________________________________________________________
 (Address of principal executive offices, including zip code)


Issuer's Telephone Number:  (303) 306-1988


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

Lindsey Technologies, Inc.



                                                     Page

PART I:  FINANCIAL INFORMATION

            Item 1.

                   Balance Sheet                       2
                   Statement Of Income
                     and Comprehensive Income          3
                   Statement of Cash Flows             4
                   Notes to Financial Statements       5


            Item 2.

                  Management's Discussion And
                  Analysis Or Plan Of Operation        9

PART II:  OTHER INFORMATION                           13


SIGNATURES                                            14

              PART I.   FINANCIAL INFORMATION

ITEM 1.           LINDSEY TECHNOLOGIES, INC.
                         BALANCE SHEET
                       DECEMBER 31, 1998
                          (UNAUDITED)

                            ASSETS

Current assets

     Cash                            $     48,749
     Securities                             8,155
     Accounts receivable                    8,498
                                     ____________

       Total current assets                65,402

Investment in Heldol                      126,150
                                     ____________

Total Assets                         $    191,552
                                     ============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accrued payables                $    916,650
     Accounts payable - rel. parties       20,240
     Note payable - rel. parties          115,151
                                     ____________

       Total current liabilities        1,052,041
                                     ____________

Total Liabilities                       1,052,041
                                     ____________


Stockholders' equity

     Preferred  stock: no par
       value, 20,000,000 total,
       5,000 Series A authorized,
       4,200 shares issued
       & outstanding                     304,257

     Common stock:  no par
       value, 100,000,000 shares
       authorized, 17,641,460 shares
       issued & outstanding           10,111,477

     Underwriter's warrants,
       20,000 issued and outstanding         120

     Accumulated other comp. income          541

     Accumulated deficit             (11,276,884)
                                    ____________

  Stockholders' Equity              $(   860,489)
                                    ____________

Total Liabilities And
 Stockholders' Equity               $    191,552
	 						                            ============

                  	 See Notes to Financial Statements

                           LINDSEY TECHNOLOGIES, INC.
                            STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
            AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (UNAUDITED)

                              Three Months Ended         Six Months Ended
                                  December 31               December 31
                              1998          1997        1998          1997
                              ____          ____        ____          ____


Revenues                   $    14,652   $      -   $    24,958  $         -

Operating expenses:

 Research & development      3,617,923          -     3,679,245  $   500,000
 Gen. & administrative          16,899     15,522        26,899      984,649
                           ___________   ________   ___________  ___________
Income (loss) from
 operations                 (3,620,260)   (15,522)   (3,681,186)  (1,484,649)
                           ___________   ________   ___________  ___________
Other income (expense):

 Gain on securities sales          480         50           531           84
 Interest income                     1          1             2            2
                           ___________   ________   ___________  ___________

Total other income                 409         51           533           86
                           ___________   ________   ___________  ___________
Income (loss) before
 income taxes               (3,619,851)   (15,471)   (3,680,653)  (1,484,563)
                           ___________   ________   ___________  ___________

Provision for income tax             -          -             -            -
                           ___________   ________   ___________  ___________

Net income (loss)           (3,619,851)   (15,471)   (3,680,653)  (1,484,563)
                           ___________   ________   ___________  ___________

Other comprehensive income,
net of tax:
Foreign curr. trans. adj.          262          -         8,157            -
Unrealized loss on avail-
  able-for-sale securities  (      855)         -    (      855)           -
                           ___________   ________   ___________  ___________

Comprehensive income       $(3,620,444)  $(15,471)  $(3,673,351) $(1,484,563)
                           ===========   ========   ===========  ===========

Net income (loss)
 per share                    $( .20 )   $(   *  )    $( .20  )     $( .09 )
                           ===========   =========  ===========  ===========

Weighted average number of
common shares
outstanding                 18,181,460  16,502,260   18,181,460   16,502,260
                           ===========  ==========   ==========   ==========
*Less than $.01 per share

         	         See Notes to Financial Statements

                       LINDSEY TECHNOLOGIES, INC.
                        STATEMENT OF CASH FLOWS
          FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                             (UNAUDITED)


                                              Six Months Ended
                                                 December 31,
                                              1998          1997
                                              ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                      $(3,673,351)   $(1,484,563)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

      Amortization                             16,363              -
      Decrease in accounts receivable           1,388              -
      Compensatory stock issuance           3,565,000      1,374,000
      Increase (Decrease) in accts. pay.       39,897     (      139)
      Increase in accts. pay. - rel. par.         627          3,782
      Foreign curr. trans. adj.            (    8,157)         5,136
      Share of loss in Heldol                  11,045              -
      Unrealized loss on securities               855              -
                                          ___________    ___________

         Net cash provided by
         (used for)
         operating activities              (   46,333)    (  101,784)
                                          ___________    ___________

Cash Flows From Investing Activities:

       Securities                          (    8,155)             -
       Investment in Heldol                (   37,272)    (    2,907)
                                          ___________    ___________

         Net cash provided
         by (used for)
         investing activities              (   45,427)    (    2,907)
                                          ___________    ___________

Cash Flows From Financing Activities:

       Issuance of common stock                40,518        126,064
       Increase in notes payable               82,171              -
                                          ___________    ___________

     	   Net cash provided
         by (used for)
         financing activities                 122,689        126,064
                                          ___________	   ___________

Net Increase (Decrease) In Cash                30,929         21,373

Cash At The Beginning Of The Period            17,820          4,837
                                          ___________    ___________

Cash At The End Of The Period             $    48,749    $    26,210
                                          ===========    ===========

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

Note 2. Significant Accounting Policies

Foreign currency translations

The Company has quarterly foreign currency translation adjustments due to its day to day operational research and development activities in France conducted in French Francs.

For these operations with the local currency as the functional currency, assets and liabilties are translated at year end exchange rates, and statements of operations are translated at the average exchange rates during the year.

Note 3. Business Combinations

On November 5th, 1998, the Company acquired Distributed Quality Corp. ("DQC"), a Colorado based company involved in marketing Networking and CORBA framework software platforms for distributing quality related knowledge throughout organizations using Internet technology, for $2,700,000 consisting of 540,000 restricted common shares of the Company valued at $5 per share and the assumption of $865,000 in liabilities. DQC was acquired in a merger transaction pursuant to the terms of a merger agreement, dated November 5th, 1998.

These acquisitions were accounted for under the purchase method, and the purchase price was allocated to acquired in process technology. Prior to completing these acquisitions, the Company conducted reviews in order to determine the fair market value of the organizations and technologies to be acquired. These reviews consisted of an evaluation of existing products, research and development in process (projects that had not reached technological feasibility and had no alternative future use), customers, financial position and other matters. The acquired in process research and development represents unique and emerging technologies.

On August 31, 1998 DQC signed an agreement with Stellarx SA, a French software startup company that provides software infrastructure for developing Internet based application software solutions.

This agreement stipulates that DQC buys the Stellarx Framework Development Toolkit(tm) license for a price of $300,000. This software environment includes an XML document manager and repository, a workflow engine and an application designer. It also includes a Versant(tm) ODMS development license. (Versant is a trademark of Versant Corp.; Stellarx is a trademark of Stellarx S.A.).

Under the terms of this agreement, DQC also has a right to integrate Stellarx and Versant ODBMS runtime software pieces in its own application software and distribute the whole as a package to its clients. This right is worldwide, unlimited in time and exclusive for application software related to quality, regardless of the business sector. DQC is required to pay 10% of its application license revenues and 5% of its license maintenance revenues to Stellarx as compensation for this right and to contribute to research and development costs of Stellarx for each year ended December 31 as follows: 1998 $15,000 1999 $100,000 2000 $$200,000 2001 $250,000.

The deal gives the Company the right to have access to DQC's technology and distribution agreements.

Prior to the transaction, the Company has evaluated the establishment of technological feasibility of acquired in process technology. Due to the early stage of completion at the date of acquisition, The Company has concluded that it cuold not determine, with any reasonable degree of accuracy, technological feasibility until the acquired in process technology was delivered and tested. The purchased software was not fully delivered to DQC at the date of the merger transaction.

In conformity with SFAS No. 86, "Accounting for the Costs of Computer
Software to be Sold, Leased or Otherwise Marketed", the total purchase price of DQC has been allocated to R & D expenses. The purchase price and costs directly attributable to the completion of the acquisition were not significant. No significant adjustments were required to conform the accounting policies of the acquired companies.

The Company may continue to incur charges for acquired in process technology in connection with future acquisitions, which will increase operating and net losses for the periods in which the acquisitions are consummated.

Note 4. Research & Development Expenses

The Company conforms to the requirements of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", which requires capitalization of costs incurred in developing new software once technological feasibility, as defined, has been reached. Costs of developing software and research and developement are expensed as incurred. The Company did not capitalize any software development costs during the years ended June 30, 1998, 1997, and 1996.

Except for the expenses related to the merger transaction with DQC, research and development expenses for all periods presented consisted primarily of compensation and consulting fees to support research and development for conception, modeling and development of the Company's application software called Key-Qual, a net based tool for certification and organization of all existing production processes covering industry, services, administration and medical sectors.

These expenses may vary from one period to the other because expenses are recorded when cooperation contracts have been signed and stock issuances have been authorized by a board meeting, which does not occur everyday.

Such wide variation of expenses may occur in the future.

The Company believes it has budgeted adequate research and development resources to complete the contemplated projects over time periods ranging from six to eighteen months from the dates of acquisition in order to finalize development of finished application software.

Note 5. Stock Issuance

During the quarter ended December 31, 1998, the Company issued 540,000 common shares pursuant to its merger with DQC, and 16,000 shares pursuant to Regulation S, thereby increasing its total common shares outstanding from 17,625,460 to 18,181,460.

Compensation for R & D performed for the Company is usually paid with the issuance of common shares fo services.

Note 6. Marketable Securities

The Company holds available-for-sale securities recorded at their cost of $8,155. At December 31, 1998 the fair market value of these securities were $7,300, resulting in an unrealized loss of $855.

Note 7. Investment in HELDOL

LTI currently owns 50% of a Colorado based software development company named Heldol Corporation, with operations in France. The Company accounts for its investment, currently $126,150, under the equity method. Any excess of the cost of the Company's investment over book value is amortized over five years. No contingent or convertible securities exist in Heldol which would significantly affect LTI's share of Heldol's income. Condensed financial information for Heldol Corporation as of and for the six months ended December 31, 1998 is set forth below:

Current assets                         $  12,568
Other assets                              21,783
                                       _________
Total assets                           $  34,351
                                       =========

Current liabilities                        3,970
Stockholders' equity                      30,381
                                       _________
Total liab. and stockholders' equity   $  34,351
                                       =========

Net income (loss)                      $( 22,090)
                                       =========

                     LINDSEY TECHNOLOGIES, INC.

ITEM 2.  Management's Discussion and Analysis or Plan of
         Operation

FORWARD LOOKING STATEMENTS
IN ADDITION TO HISTORICAL INFROMATION, THIS FORM 10-QSB CONTAINS FORWARD
LOOKING STATEMENTS. IN THIS FORM 10-QSB, THE WORDS "EXPECTS", "ANTICIPATES", "BELIEVES", "INTENDS", "WILL" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD
LOOKING STATEMENTS, WHICH ARE BASED UPON INFORMATION CURRENTLY AVAILABLE
TO THE COMPANY, SPEAK ONLY AS OF THE DATE HEREOF AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY
FORWARD LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS. FACTORS THAT
MAY CAUSE SUCH A DIFFERENCE MAY INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- FACTORS THAT MAY AFFECT FUTURE RESULTS". READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THAT THE COMPANY FILES
FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION
(THE "COMMISSION"), INCLUDING THE 1998 ANNUAL REPORT ON FORM 10-KSB AND
THE QUARTERLY REPORTS ON FORM 10-QSB TO BE FILED BY THE COMPANY IN FISCAL 1999. ALL PERIOD REFERENCES ARE TO THE COMPANY'S FISCAL YEARS ENDED
JUNE 30, 1999, 1998, AND 1997, UNLESS OTHERWISE INDICATED.


THE COMPANY'S PROJECT

For the last two years the Company has undertaken the development of its own software solution implementing business to business E-commerce as an application software provider with its own set of tools, notably Key-Qual(R). Key-Qual is a net based tool for the organization and certification of all existing production processes. It covers industry, services, administration and medical sectors.

The system enables entities to fully describe all the desired functions of production processes taking into account all the particularities of any connected end user. Through normalization, professional individuals will be able to communicate and interact in the most effective way.

By connecting and running Key-Qual quality system applications, a company will have all of its production know how online. Therein lies a great enhancement of productivity and added value to the whole organization. Any user will be able to ask or be asked relevant information regarding production.

The system will help perform all relevant analyses and cross-reference them with clients' procedures, production cycle and accompanying knowledge database.

WHO MAY BE INTERESTED

All small and large organizations concerned in raising customer satisfaction by improving quality throughout its processes.

Industrial and corporate environment

The Company is currently working on a generic industrial Key-Qual application. Key-Qual has the ambition to cover all noncomputerized personnel in any given company regardless of its business activity.

In the industrial sector, actually only 15-20% of the employees of a company use a desktop system with acces to an information system mainly for administrative tasking. We presume the same model prevails in any other sectors at large: health care, services, administration. The 80-85% remaining employees are affected to production within the company.

Professionals and individuals and specific fields of expertise

The Company's business model is to release a packaged Key-Qual title for any professional and business activity that can generate over 3 years a minimum of ten thousand basic $380/month contracts and set up the portal for delivery and servicing worldwide through internet providers and portal companies. These titles can be marketed through the setup of subsidiaires with partners and investors.

The Company is planning to work on:
-- a Key-Qual application for the certification of software editors and independent developers,
-- a Key-Qual application for dentists and orthodontists
-- a Key-Qual application for managing and normalizing on the Web the information stored in databases and ERP systems i.e. SAP, BAAN, JD Edwards, etc.

ADVANTAGES

The resulting interaction between the system and its users will eiminate most of the cost associated with the back and forth running between all different activities running in the company.

The likely outcome of using Key-Qual is huge productivity gains, turbo charged R & D and management of internal know how for corporations and greater quality service and knowledge for individuals.

Most processes and transactions in industry, healthcare and services are duplicative and paper based, clobbering the value added process of all participants. Normalization in these activities is particularly well suited for Internet use.

The growing number of users on the Internet is becoming more and more important for business to business as well as business to consumer interaction.

HOW IT WORKS

Key-Qual is a mission critical application that can be deployed on the Internet, Extranet and Intranet platforms.

It uses the most up to date technological standards such as a modular tiered Corba based architecture, so any connected users can interact without the need for expensive hardware.

It runs on any desktop system with a browser, is self deploying and requires zero client maintenance. Thanks to JAVA technology, it will work on most server platforms available on the market for large application software.

It carries services like scalability, interoperability, fault tolerance and security and can handle high volumes of transactions. Key-Qual allows the integration of diverse applications, in the same manner as Healtheon Corp.'s platform works.

CURRENT SITUATION

All research & development on the Key-Qual software project has been conducted in Paris, France.

The conception phase started about two years ago. All R & D expenses recorded until December, 1998 have been geared toward conception only. This means engineering, industry and quality management specialists are paid for coming up with a satisfactory solution for encapsulating know how. Solutions will then be translated into a workable system software application.

The modeling phase has currently commenced. It consists of creating a model which will be used for the development of the application software. The model must show all the layers of what the application software will be. Key-Qual global model should be completed in the fall of 1999. The Company is also working with experts in specific fields in order to create models for specific application.

The development of the final prototype product will take into consideration the architecture of the application, its functions, ergonomics and GUI. The specification for basic engines for the application are being currently written. The Company expects to have a commercially viable prototype in the fall of 1999.

By merging with DQC, the Company will have access to Stellarx's and Versant's technologies, which shall have substantial beneficial effects on the development time and costs of its application software.

Moreover, the Company believes that the limited amount of fees to be paid to Stellarx for runtimes distribution will considerably reduce future costs of revenues when installing application software and Database Management Systems runtimes on the Company's customers' computers.

IMPACT OF YEAR 2000

The Company has determined that the purchased software applications it uses and software applications developed internally are Year 2000 compliant. However, there is no guarantee that other systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

LIQUIDITY AND CAPITAL RESOURCES

Working capital needed to finance the Company's overhead in the past has been provided by cash on hand, share subscriptions and loans from related parties.

The Company expects to continue to incur substantial expenses related to further research and development of its technologies and products, increased staffing levels, acquisition and support of patent rights, additional capital equipment for research and development activities, and starting commercial activities. The Company may occur additional losses in the near term.

The Company estimates that research and development expenses required for completing the development of Key-Qual application software will be covered with issuance of stock as compensation for such services.

If the Company's currently available funds and internally generated cash flow are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, through bank borrowings and through public or private sales of its securities, including equity securities through a Private Placement. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

The Company's operating results have varied significantly in the past and may do so in the future. Factors affecting the Company's operating results include, but are not limited to: important research & development expenses to finish development of software product, delays in commercializing software, and the degree of acceptance of the Company's products by the markets and industries served by the Company.

The Company expects that fluctuations in its operating results will continue for the foreseeable future. Consequently, the Company believes that period to period comparisons of its financial results should not be relied upon as an indication of future performance.

The Company intends to continue making significant expenditures on research and development to finish development of current product and to develop new products. While the Company believes that these current research and development expenditures will be beneficial in the long term development of its business, there can be no assurances that the development of products will be successful or will not be rendered obsolete by future technology acquisitions or developments. Research and development expenditures are incurred substantially in advance of related revenue and in some cases may not result in the generation of revenue.

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


Date:  July 16, 1999