Form 10QSB
period 1999-03-31
LINDSEY TECHNOLOGIES INC
filed 1999-07-20
CIK 862250

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 1999

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

Yes   X      No
    ____       ____


As of March 31, 1999, 19,046,460 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes        No x
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
3rd Quarter Ended March 31, 1999

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

              PART I.   FINANCIAL INFORMATION

ITEM 1.           LINDSEY TECHNOLOGIES, INC.
                         BALANCE SHEET
                        MARCH 31, 1999
                          (UNAUDITED)

                            ASSETS

Current assets

     Cash                            $     17,922
     Securities                             4,821
     Accounts receivable                    4,978
                                     ____________

       Total current assets                27,721

Investment in Heldol                       99,480
                                     ____________

Total Assets                         $    127,201
                                     ============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accrued payables                $    914,707
     Accounts payable - rel. parties       20,775
     Note payable - rel. parties          113,461
                                     ____________

       Total current liabilities        1,048,943
                                     ____________

Total Liabilities                       1,048,943
                                     ____________


Stockholders' equity

     Preferred  stock: no par
       value, 20,000,000 total,
       5,000 Series A authorized,
       4,200 shares issued
       & outstanding                     304,257

     Common stock:  no par
       value, 100,000,000 shares
       authorized, 19,046,460 shares
       issued & outstanding           14,436,477

     Underwriter's warrants,
       20,000 issued and outstanding         120

     Accumulated other comp. income      (11,848)

     Accumulated deficit             (15,650,748)
                                    ____________

  Stockholders' Equity              $(   921,742)
                                    ____________

Total Liabilities And
 Stockholders' Equity               $    127,201
	 						                            ============

                  	 See Notes to Financial Statements

                           LINDSEY TECHNOLOGIES, INC.
                            STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
            AND FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                              Three Months Ended        Nine Months Ended
                                   March 31                  March 31
                              1999          1998        1999          1998
                              ____          ____        ____          ____


Revenues                   $(    1,426)  $      -   $    23,532  $         -

Operating expenses:

 Research & development      4,360,118          -     8,039,363  $   500,000
 Gen. & administrative          12,386     11,192        39,285      995,841
                           ___________   ________   ___________  ___________
Income (loss) from
 operations                 (4,373,930)   (11,192)   (8,055,116)  (1,495,841)
                           ___________   ________   ___________  ___________
Other income (expense):

 Gain on securities sales           64         67           595          151
 Interest income                     2          1             4            3
                           ___________   ________   ___________  ___________

Total other income                  66         68           599          154
                           ___________   ________   ___________  ___________
Income (loss) before
 income taxes               (4,373,864)   (11,124)   (8,054,517)  (1,495,687)
                           ___________   ________   ___________  ___________

Provision for income tax             -          -             -            -
                           ___________   ________   ___________  ___________

Net income (loss)           (4,373,864)   (11,124)   (8,054,517)  (1,495,687)
                           ___________   ________   ___________  ___________

Other comprehensive income,
net of tax:
Foreign curr. trans. adj.   (    9,647)         -    (    1,490)           -
Unrealized loss on avail-
  able-for-sale securities  (    2,742)         -    (    3,597)           -
                           ___________   ________   ___________  ___________

Comprehensive income       $(4,386,253)  $(11,124)  $(8,059,604) $(1,495,687)
                           ===========   ========   ===========  ===========

Net income (loss)
 per share                    $( .23 )   $(   *  )    $( .42  )    $( .092 )
                           ===========   =========  ===========  ===========

Weighted average number of
common shares
outstanding                 19,046,460  16,502,260   19,046,460   16,502,260
                           ===========  ==========   ==========   ==========
*Less than $.01 per share

         	         See Notes to Financial Statements

                       LINDSEY TECHNOLOGIES, INC.
                        STATEMENT OF CASH FLOWS
           FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (UNAUDITED)


                                              Nine Months Ended
                                                   March 31,
                                              1999          1998
                                              ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                      $(8,059,604)   $(1,495,687)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

      Amortization                             25,539              -
      Decrease in accounts receivable           4,908              -
      Compensatory stock issuance           7,890,000      1,374,000
      Increase (Decrease) in accts. pay.       37,954          4,892
      Increase in accts. pay. - rel. par.       1,162          5,128
      Foreign curr. trans. adj.                 1,490     (    5,710)
      Share of loss in Heldol                   9,826              -
      Unrealized loss on securities             3,597              -
                                          ___________    ___________

         Net cash provided by
         (used for)
         operating activities              (   85,128)    (  117,377)
                                          ___________    ___________

Cash Flows From Investing Activities:

       Securities                          (    4,821)             -
       Investment in Heldol                (   10,602)    (    8,545)
                                          ___________    ___________

         Net cash provided
         by (used for)
         investing activities              (   15,423)    (    8,545)
                                          ___________    ___________

Cash Flows From Financing Activities:

       Issuance of common stock                40,518        126,878
       Payments on notes payable           (   20,346)             -
       Increase in notes payable               80,481              -
                                          ___________    ___________

     	   Net cash provided
         by (used for)
         financing activities                 100,653        126,878
                                          ___________	   ___________

Net Increase (Decrease) In Cash                   102            956

Cash At The Beginning Of The Period            17,820          4,837
                                          ___________    ___________

Cash At The End Of The Period             $    17,922    $     5,793
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

Note 5. Stock Issuance

During the quarter ended March 31, 1999, the Company issued 865,000 common shares valued at $5 per share to various individuals for research and development activities, Regulation S, thereby increasing its total common shares outstanding from 18,181,460 to 19,046,460.

Compensation for R & D performed for the Company is usually paid with the issuance of common shares fo services.

Note 6. Marketable Securities

The Company holds available-for-sale securities recorded at their cost of $8,155. At March 31, 1999 the fair market value of these securities was $4,558, resulting in an unrealized loss of $3,597.

Note 7. Investment in HELDOL

LTI currently owns 50% of a Colorado based software development company named Heldol Corporation, with operations in France. The Company accounts for its investment, currently $99,480, under the equity method. Any excess of the cost of the Company's investment over book value is amortized over five years. No contingent or convertible securities exist in Heldol which would significantly affect LTI's share of Heldol's income. Condensed financial information for Heldol Corporation as of and for the nine months ended March 31, 1999 is set forth below:

Current assets                         $  14,789
Other assets                              16,089
                                       _________
Total assets                           $  30,878
                                       =========

Current liabilities                        1,799
Stockholders' equity                      29,079
                                       _________
Total liab. and stockholders' equity   $  30,878
                                       =========

Net income (loss)                      $( 19,651)
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

        -- 01/19/99 Sales of Securities Under Reg. S
        -- 01/19/99 Merger with Distributed Quality Corp.

                         SIGNATURES

    	In accordance with the requirements of the Exchange
Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

			           	LINDSEY TECHNOLOGIES, INC.


			           	By: /s/Lionel Mauclaire
			           	Lionel Mauclaire, President
			           	and Director


Date:  July 16, 1999