Form 10KSB
period 1999-06-30
LINDSEYTECHNOLOGIES COM INC
filed 1999-11-04
CIK 862250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                 [FEE REQUIRED]

                    For the fiscal year ended:  June 30, 1999

                                       OR

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                [NO FEE REQUIRED]

             For the transition period from __________ to __________

                          Commission File No. 33-33939

       LINDSEYTECHNOLOGIES.COM, INC. (formerly Lindsey Technologies, Inc.)
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

                                 Yes   X      No
                                      ___        ___

As of June 30, 1999, 19,146,460 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non affiliates was approximately $-0-.

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

        State Issuer's revenues for its most recent fiscal year:  $38,919

   This Form 10-KSB consists of 29 pages. The Exhibit Index begins on page 11.

TABLE  OF  CONTENTS

Form  10-KSB  Annual  Report  -  1999

                          LindseyTechnologies.com, Inc.
                      (formerly Lindsey Technologies, Inc.)




                                                                              Page

Facing Page
Index
PART I
            Item    1.  Business . . . . . . . . . . . . . . . . . . . . . .     2
            Item    2.  Properties . . . . . . . . . . . . . . . . . . . . .     3
            Item    3.  Legal Proceedings. . . . . . . . . . . . . . . . . .     3
            Item    4.  Submission of Matters to a Vote of Security Holders.     3

PART II
            Item    5. Market For Registrant's Common Equity
                       And Related Shareholder Matters . . . . . . . . . . .     4
            Item    6. Management's Discussion And Analysis Or Plan Of
                       Operations. . . . . . . . . . . . . . . . . . . . . .     5
            Item    7. Financial Statements. . . . . . . . . . . . . . . . .     8
            Item    8. Disagreements On Accounting And Financial Disclosures     8

PART III
            Item    9. Directors And Executive Officers Of The Registrant. .     8
            Item   10. Executive Compensation. . . . . . . . . . . . . . . .     9
            Item   11. Security Ownership Of Certain Beneficial Owners And
                       Management. . . . . . . . . . . . . . . . . . . . . .    10
            Item   12. Certain Relationships And Related Transactions. . . .    10

PART  IV
            Item   13. Exhibits, Financial Statement Schedules, And
                       Reports On Form 8-K . . . . . . . . . . . . . . . . .    11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12


                                  PART  I

FORWARD-LOOKING  STATEMENTS
IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS. IN THIS FORM 10-KSB, THE WORDS "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS," "WILL" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY, SPEAK ONLY AS OF THE DATE HEREOF AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION --FACTORS THAT MAY AFFECT FUTURE RESULTS." READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN FISCAL 2000. ALL PERIOD REFERENCES ARE TO THE COMPANY'S FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997, UNLESS OTHERWISE INDICATED.


Item  1.  Business

Lindsey Technologies.com, Inc. (formerly Lindsey Technologies, Inc.) (the "Company" or the "Registrant") was organized under the laws of the state of Colorado on August 17, 1989 for the primary purpose of engaging in a merger with, joint venture with, or acquisition of a small number of private or public firms. Such firms may be private or public corporations, partnerships, or sole proprietorships. The Company's name was changed from L.M. Capital, Inc. to Lindsey Technologies, Inc. on November 22, 1996 and to LindseyTechnologies.com, Inc on July 20, 1999.

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

For the last two years, the Company has undertaken the development of its own software solution implementing business to business E-commerce as an application software provider with its own set of tools, notably Key-Qual (TM). Key-Qual is a net-based tool for the organization and certification of all existing production processes. It covers Industry, Services, Administration and Medical sectors.

The system enables the user to fully describe all the desired functions of production processes taking into account all the particularities of any connected end user.
Through normalization professional individuals will be able to communicate and interact in the most effective way.

By connecting and running Key-Qual quality system application, a company will have all of its production and know-how online. Thus lies a great enhancement of productivity and added value to the whole organization.
Any user will be able to ask or be asked relevant information regarding production.

The system will help perform all relevant analyses and cross-reference them with clients' procedures, production cycle and accompanying knowledge database.

On November 5th 1998, the Company acquired Distributed Quality Corp ('DQC'), a Colorado based company involved in marketing Networking and CORBA framework software platforms for distributing quality related knowledge throughout organizations using Internet technology, for $2,700,000 consisting of 540,000 restricted common shares of the Company valued at $5 per share and assumption of $865,000 in liabilities. DQC was acquired in a merger transaction pursuant to the terms of a merger agreement, dated November 5th 1998.


On August 31, 1998 DQC signed an agreement with Stellarx SA, a French software startup company that provides software infrastructure for developing Internet based application software solutions.

This agreement stipulates that DQC buy the Stellarx Framework Development toolkit (TM) license for a price of $300,000. This software environment includes an XML document manager and repository, a workflow engine and an application designer. It also includes a Versant (TM) ODMS development license. (Versant is a trademark of Versant Corp.; Stellarx is a trademark of Stellarx S.A.).

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


Item  3.  Legal  Proceedings

     The Company was involved in no legal proceedings during the fiscal year ended June 30, 1999.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended June 30, 1999.

                                  PART  II


Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters

     (a) Principal Market or Markets: During the fiscal year ended June 30, 1999, no separate market developed for the Company's common stock, units, or any outstanding warrants. The Company currently has no outstanding trading market. High and low bids for the Company's common stock units for the previous eight quarters are shown below.



                                             BID
       Quarter Ended           High     Low
Units  Sept. 30, 1997  No Bid
Units  Dec.  31, 1997  No Bid
Units  Mar.  31, 1998  No Bid
Units  June  30, 1998  No Bid
Units  Sept. 30, 1998  No Bid
Units  Dec.  31, 1998  No Bid
Units  Mar.  31, 1999  No Bid
Units  June  30, 1999  No Bid



     (b) Common Stock: On June 30, 1999 there were 19,146,460 shares of common stock issued and outstanding, which were held by 89 shareholders of record excluding individuals holding securities in street name. In addition, there were 413,000 (A) warrants and 413,000 (B) warrants outstanding held by 30 persons, and 415 Reg S (A) warrants and 415 Reg S (B) warrants outstanding.

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

After payment has been made to the holders of the Series A, the holders of the common stock shall be entitled to share ratably in the remaining assets on the basis of the number of shares of common stock held by them at the time of such liquidation. The holder of each share of Series A stock shall have the right to 1,600 votes for each share standing in his name on the books of the Company and shall have the right to vote at all meetings of the stockholders. These votes will be aggregated with the votes of the holders of the Company's common stock and will not be treated as a separate class. As if June 30, 1999 there were 4,200 Series A shares outstanding held by 2 individuals.

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.


THE  COMPANY  PROJECT

For the last two years, the Company has undertaken the development of its own software solution implementing business to business E-commerce as an application software provider with its own set of tools, notably Key-Qual . Key-Qual is a net-based tool for the organization and certification of all existing production processes. It covers Industry, Services, Administration and Medical sectors.

The system enables the user to fully describe all the desired functions of production processes taking into account all the particularities of any connected end user.
Through normalization professional individuals will be able to communicate and interact in the most effective way.

By connecting and running Key-Qual quality system application, a company will have all of its production and know-how online. Thus lies a great enhancement of productivity and added value to the whole organization.
Any user will be able to ask or be asked relevant information regarding production.

The system will help perform all relevant analyses and cross-reference them with clients' procedures, production cycle and accompanying knowledge database.


WHO  MAY  BE  INTERESTED
All small and large organizations concerned in raising customer satisfaction by improving quality throughout its processes.

Industrial  and  corporate  environment,
----------------------------------------
The Company is currently working on a generic industrial Key-Qual application. Key-Qual has the ambition to cover all non computerized personnel in any given company regardless of its business activity.

In the industry sector, actually only 15-20% of the employees of a company use a desktop system with access to information systems mainly for administrative tasking. We presume the same model prevails in any other sectors at large : health care, services, administration. The 80-85% remaining employees are affected to production within the company.


Professionals  and  individuals  and  specific  fields  of  expertise
---------------------------------------------------------------------
The Company's business model is to release a packaged Key-Qual title for any professional and business activity that can generate over 3 years a minimum of ten thousand basic $380/month contracts and set up the portal for delivery and servicing worldwide through Internet Providers and Portal companies. These titles can be marketed through the setup of subsidiaries with partners and investors.

The  Company  is  currently  working  on
- a Key-Qual application for the certification of software editors and independent developers,
- a Key-Qual application for dentists and orthodontists, The Company is planning to work on
- a Key-Qual application for managing and normalizing on the Web the information stored in databases and ERP systems i.e. SAP(R), BAAN(R), JD Edwards(R), etc.

ADVANTAGES
The resulting interaction between the system and its users will eliminate most of the cost associated with the back and forth running between all different activities running in the company.

The likely outcome of using Key-Qual is huge productivity gains, turbo charged R&D and management of internal know-how for corporations and greater quality service and knowledge for individuals.

Most processes and transactions in industry, healthcare and services are duplicative and paper based, clobbering the value added process of all participants. Normalization in these activities are particularly well suited for internet use.

The growing number of users on the Internet is becoming more and more important for business to business as well as business to consumer interaction.


HOW  IT  WORKS
Key-Qual is a mission critical application that can be deployed on the Internet, Extranet and Intranet platform.

It uses the most up to date technological standards such as a modular tiered Corba based architecture so any connected user can interact without the need for expensive hardware.

It runs on any desktop system with a browser, is self deploying and requires zero client maintenance. Thanks to Java technology, it will work on most server platforms available on the market for large application software.

It carries services like scalability, interoperability, fault tolerance and security and can handle high volumes of transactions.
Key-Qual  allows  the  integration  of  diverse  applications.


CURRENT  SITUATION
The conception phase started about two years ago, all Research and Development expenses recorded until December, 1998 have been geared towards conception only. This means engineering, industry and quality management specialists are paid for coming up with a satisfactory solution for encapsulating know-how. Then this will be translated into a workable system software application.

The modeling phase is currently under way. It consists of creating a model which will be used for the development of the application software. The model must show all the layers of what the application software will be.
Key-Qual global model should be completed in the fall 1999. The Company is also working with experts in specific fields in order to create models for specific application.

The development of the final prototype product will take into consideration the architecture of the application, its functions, ergonomics and GUI. The specification for basic engines for the application are being currently written. The Company expects to have a commercially viable prototype in the spring 2000.

By merging with DQC, the Company will have access to Stellarx's (TM) and Versant's (TM) technologies, which shall have substantial beneficial effects on the development time and costs of its application software.

Moreover, the Company believes that the limited amount of fees to be paid to Stellarx for runtime distribution will considerably reduce future costs of revenues when installing application software and Database Management Systems runtimes on the Company's customers' computers.

IMPACT  OF  YEAR  2000

The Company has determined that the purchased software applications it uses and software applications developed internally are Year 2000 compliant. However, there is no guarantee that other systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.


LIQUIDITY  AND  CAPITAL  RESOURCES

(a)     Liquidity  :
The Registrant's securities are currently not liquid. There is one market maker in the Company's securities. The Company's management is attempting to interest market makers in the Company's securities, so as to provide limited liquidity for holders of the free trading units. The Company anticipates that liquidity of its stock will be enhanced by the soon to come initial releases of its software product currently being developed. Such liquidity, though not a certainty, would in all likelihood stem from interest in the Company's product(s) and business. The Company cannot insure liquidity at any time in the future, regardless of whether or not it conducts successful future business operations.

(b)     Capital  Resources  :
The Company expects to continue to incur substantial expenses related to further Research and Development of its technologies and products, increased staffing levels, acquisition and support of patent rights, additional capital equipment for Research and Development activities, starting commercial activities. The Company may incur additional losses in the near term.
The Company does not anticipate large expenditures for capital goods such as plant and large equipment at any time in the foreseeable future. This expectation is subject to change based on the Company's possible capital requirements for software development.

The Company estimates that Research and Development expenses required for completing the development of the Key-Qual application software will be covered with issuance of stock as compensation for such services.

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


POTENTIAL  FLUCTUATIONS  IN  OPERATING  RESULTS

The Company's operating results have varied significantly in the past and may do so in the future. Factors affecting the Company's operating results include, but are not limited to important Research & Development expenses to finish development of software product, delays in commercializing the software, the degree of acceptance of the Company's products; by the markets and industries served by the Company.

The Company expects that fluctuations in its operating results will continue for the foreseeable future. Consequently, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

The Company intends to continue making significant expenditures on Research and Development to finish development of current product and develop new products. While the Company believes that these current Research and Development expenditures will be beneficial in the long term development of its business, there can be no assurances that the development of products will be successful or will not be rendered obsolete by future technology acquisitions or developments. Research and Development expenditures are incurred substantially in advance of related revenue and in some cases may not result in the generation of revenue.

Item  7.  Financial  Statements

The Report of the Independent Certified Public Accountant appearing at page F-1 and the Financial Statements and Notes to Financial Statements appearing at pages F-2 through F-14 are incorporated herein by reference.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                 PART  III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The Directors and Officers of the Registrant as of the date of this report are as follows:



Name                   Age             Position               Served as a
                                                            Director Since
Lionel Mauclaire. . .   38  President, Treasurer, Director  August 17, 1989

Jean-Michel Mauclaire   42  Director                        September, 1995

Robert Mauclaire. . .   70  Director                        November, 1996

Ronald R. Chadwick. .   44  Director, Secretary             August 17, 1989



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

Robert Mauclaire, a Director. Mr. Mauclaire received his Baccalaureate degree in 1950 and Law degree in 1954 from Paris University. From 1957 to 1968 he served first as a sales representative at IBM France, then as International Accounts Manager at IBM World Trade Europe and Oil Industry Debt Manager at IBM France. From 1969 to 1987 Mr. Mauclaire served in an executive capacity (including as CEO from 1981-1987) to the Mauclaire family malting business, Malterie Mauclaire, S.A. From 1987 to 1993 Mr. Mauclaire was counsel to the CEO of Soufflet Group, a French company with annual sales of approximately $4 billion. From 1992 to present he has served as a Judge at the local Tribunal of Commerce. For the past 20 years Mr. Mauclaire has held a number of highly regarded civil positions including Chairman of the Finance Committee of the Chamber of Commerce of the District of Aube, membership on the Board of Banque Populaire de Champagne, Chairman of the Finance Committee of the Regional Chamber of Commerce of Champagne-Ardennes, Vice President of the National Committee of Business Legal and Fiscal Studies of the Association of French Chambers of Commerce, membership on the Committee of Counsels of the Banque de France, and Vice President of the Board of Banque Populaire de Champagne.


Item  10.  Executive  Compensation

     Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.


                          SUMMARY  COMPENSATION  TABLE


Name and            Fiscal  Salary  Bonus  Other Annual
Principal Position   Year                  Compensation
Lionel Mauclaire,.    1996       -      -             -
President, CEO . .    1997       -      -             -
                      1998       -      -             -
                      1999       -      -             -

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     The following table sets forth, as of the date of this Report, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more or the Registrant's common stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group:




NAME                         CLASS        NO. OF      % OF
                                          SHARES      CLASS
Lionel Mauclaire. . . . .  Common     14,471,968 (1)  75.59
3025 S. Parker Rd (S) 109  Preferred       4,000 (2)  95.24
Aurora, Colorado  80014

Ronald Chadwick . . . . .  Common           400,000    2.01
3025 S. Parker Rd (S) 109
Aurora, Colorado  80014

Jean-Michel Mauclaire . .  Common         1,118,560    5.84
3025 S. Parker Rd (S) 109
Aurora, Colorado  80014

Directors and . . . . . .  Common        15,990,528   83.52
Officers as a Group . . .  Preferred          4,000   95.24


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


Item  13.  Exhibits  and  Reports  on  Form  8-K

     (a)   Exhibits

     -- The following Exhibits were filed with the Securities and Exchange Commission in the Exhibits to Form S-18 on March 26, 1990, and are incorporated by reference herein:

          3.1  Articles  of  Incorporation
                 3.2  By  Laws


     (b)  Reports  on  Form  8-K

      -- The following reports were filed on Form 8-K during the fourth quarter of the fiscal year ended June 30, 1999:

         8-K filed April 24, 1999 for amended merger with Distributed Quality Corp.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 18, 1999.

                              LINDSEYTECHNOLOGIES.COM,  INC.
                              (formerly  Lindsey  Technologies,  Inc.)


                              By:  /s/Lionel  Mauclaire
                                  Lionel  Mauclaire,  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on October 18, 1999.

Principal Executive Officer, Financial Officer, Accounting Officer and Director:

/s/Lionel  Mauclaire
Lionel  Mauclaire


Directors:

/s/Ronald  R.  Chadwick
Ronald  R.  Chadwick


/s/Jean-Michel  Mauclaire
Jean-Michel  Mauclaire


/s/Robert  Mauclaire
Robert  Mauclaire

LindseyTechnologies.com, Inc. and Subsidiaries
                      (formerly Lindsey Technologies, Inc.)
                              Financial Statements
                                  June 30, 1999

Table  of  Contents




                                                    Page
Independent Auditor's Report . . . . . . . . . . .  F-1

Financial Statements
   Consolidated Balance Sheet. . . . . . . . . . .  F-2
   Consolidated Statements of Operations . . . . .  F-3
   Consolidated Statements of Stockholders' Equity  F-4
   Consolidated Statements of Cash Flows . . . . .  F-5

Notes to Financial Statements. . . . . . . . . . .  F-6 - F-14

                           LARRY O'DONNELL, CPA, P.C.
                            Telephone (303) 745-4545
                        2280 South Xanadu Way - Suite 370
                             Aurora, Colorado 80014


Board  of  Directors
LindseyTechnologies.com,  Inc.
Aurora,  Colorado

                          Independent Auditor's Report

I have audited the accompanying consolidated balance sheet of LindseyTechnologies.com, Inc. and Subsidiaries (formerly Lindsey Technologies, Inc.) as of June 30, 1999 and the related consolidated statements of operations and other comprehensive income, stockholders' equity and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LindseyTechnologies.com, Inc. and Subsidiaries (formerly Lindsey Technologies, Inc.) as of June 30, 1999, and the consolidated results of its operations and its cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.

Larry  O'Donnell,  CPA,  P.C.

September  28,  1999

                 LindseyTechnologies.com, Inc. and Subsidiaries
                      (formerly Lindsey Technologies, Inc.)
                           Consolidated Balance Sheet
                                  June 30, 1999




Assets
Current assets
Cash in bank. . . . . . . . . . . . . . . . . . . . . . . .  $      41,469
Accounts receivable . . . . . . . . . . . . . . . . . . . .         11,371
Investments in securities less unrealized losses of $2,607.          5,337
Other assets. . . . . . . . . . . . . . . . . . . . . . . .            514
                                                              ------------
Total current assets. . . . . . . . . . . . . . . . . . . .         58,691

Property and equipment
Computer equipment, less accumulated depreciation of $4,989          8,655

Costs in excess of acquired net assets. . . . . . . . . . .         57,932
                                                              ------------
                                                             $     125,278
                                                              ============
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable. . . . . . . . . . . . . . . . . . . . . .  $     910,266
Accounts payable-related parties. . . . . . . . . . . . . .         23,342
Notes payable- shareholders . . . . . . . . . . . . . . . .        148,727
                                                              ------------
Total current liabilities . . . . . . . . . . . . . . . . .      1,082,335
                                                              ------------
Stockholders' equity
Preferred stock, no par value, 20,000,000
total; 5,000 Series A shares authorized
4,200 issued and outstanding. . . . . . . . . . . . . . . .        304,257
Common stock, no par value,
100,000,000 shares authorized,
19,146,460 issued and outstanding . . . . . . . . . . . . .     14,422,772
Underwriter's warrants 20,000 issued, and outstanding . . .            120
Accumulated other comprehensive income. . . . . . . . . . .        (10,653)
Accumulated deficit . . . . . . . . . . . . . . . . . . . .    (15,673,553)
                                                              ------------
                                                                  (957,057)
                                                              ------------
Total Liabilities and Stockholders' Equity. . . . . . . . .  $     125,278
                                                              ============
See Notes to Financial Statements.

                 LindseyTechnologies.com, Inc. and Subsidiaries
                      (formerly Lindsey Technologies, Inc.)
                      Consolidated Statements of Operations
                       Years Ended June 30, 1999 and 1998




                                                1999             1998
Revenues. . . . . . . . . . . . . . . . .  $       38,918   $        9,948
                                            -------------    -------------
General & Administrative expenses . . . .          53,962          171,102
Research & Development. . . . . . . . . .       8,015,967        6,909,282
                                            -------------    -------------
                                                8,069,929        7,080,384
                                            -------------    -------------
Net (loss) from operations. . . . . . . .      (8,031,011)      (7,070,436)
                                            -------------    -------------
Other income (expense):
Share of loss of Heldol Corporation . . .         (14,356)        (100,862)
Amortization. . . . . . . . . . . . . . .         (32,642)         (21,546)
Gain on sale of trade securities. . . . .             686              164
                                            -------------    -------------
                                                  (46,312)        (122,244)
                                            -------------    -------------

Net income (loss) . . . . . . . . . . . .  $   (8,077,323)  $   (7,192,680)
                                            -------------    -------------
Other comprehensive income
Unrealized loss on securities . . . . . .          (2,800)
Foreign currency translation. . . . . . .          (1,092)          (4,025)
                                            -------------    -------------
Other comprehensive income. . . . . . . .          (3,892)          (4,025)
                                            -------------    -------------

Total comprehensive income. . . . . . . .  $   (8,081,215)  $   (7,196,705)
                                            =============   ==============

Net income (loss) per share . . . . . . .  $         (.44)  $         (.44)
Total comprehensive income per share. . .  $         (.44)  $         (.44)
                                                =========       ==========
Weighted average number of common shares
and equivalent units outstanding. . . . .      18,335,876       16,318,017
                                            =============   ==============

See Notes to Financial Statements.

                 LindseyTechnologies.com, Inc. and Subsidiaries
                      (formerly Lindsey Technologies, Inc.)
                 Consolidated Statements of Stockholders' Equity
                       Years Ended June 30, 1999 and 1998




                                Common        Stock     Preferred    Stock      Accumulated      Accumulated
                                Shares       Amount      Shares     Amount        Deficit           Other
                                                                                                Comprehensive
                                                                                                   Income

Balance, June 30, 1997 . . .   16,001,260  $   233,493      4,200  $ 304,257  $     (403,550)  $       (2,736)

Common stock issued for cash       21,200       88,360
Common stock issued
for services . . . . . . . .    1,602,000    7,014,000

Net loss for the year                                                             (7,192,680)          (4,025)
                              -----------   ----------     ------   --------   -------------       ----------
Balance, June 30, 1998 . . .   17,624,460  $ 7,335,853      4,200  $ 304,257  $   (7,596,230)  $       (6,761)

Common stock issued for cash       17,000       75,624

Common stock issued
For services . . . . . . . .      865,000    4,325,000

Common stock issued for
subsidiaries . . . . . . . .      640,000    2,686,295

Net loss for the year                                                             (8,077,323)          (3,892)
                              -----------   ----------     ------   --------   -------------       ----------
Balance, June 30, 1999 . . .   19,146,460  $14,422,772      4,200  $ 304,257  $  (15,673,553)  $      (10,653)
                              ===========   ==========     ======   ========   =============       ==========













See  Notes  to  Financial  Statements

                 LindseyTechnologies.com, Inc. and Subsidiaries
                      (formerly Lindsey Technologies, Inc.)
                      Consolidated Statements of Cash Flows
                       Years Ended June 30, 1999 and 1998




                                                           1999            1998
Cash flows from operating activities:
Net income (loss). . . . . . . . . . . . . . . . . .  $  (8,077,323)  $  (7,192,680)

Adjustments to reconcile net income to net cash
provided by operations:
Share of loss of Heldol Corporation. . . . . . . . .         14,356         100,862
Depreciation and amortization. . . . . . . . . . . .         32,729
Foreign currency translation adjustment. . . . . . .         (1,092)         (4,025)
Common stock issued for services and software. . . .      7,025,000       7,014,000
(Increase) decrease in: (net of acquisitions)
Accounts receivable. . . . . . . . . . . . . . . . .          5,232          (9,886)
Prepaid expenses . . . . . . . . . . . . . . . . . .              8
Increase (decrease) in: (net of acquisitions)
Accounts payable . . . . . . . . . . . . . . . . . .        879,249          16,837
                                                       ------------    ------------
Net cash provided by (used in) operating activities.       (121,841)        (53,346)
                                                       ------------    ------------
Cash flows from investing activities:
Acquisition of Heldol Corporation. . . . . . . . . .         (1,815)
Investment in Heldol Corporation . . . . . . . . . .        (35,930)        (22,031)
Purchase of securities . . . . . . . . . . . . . . .         (8,137)
                                                       ------------    ------------
Net cash used in investing activities. . . . . . . .        (45,882)        (22,031)
                                                       ------------    ------------
Cash flows from financing activities:
Due to shareholder . . . . . . . . . . . . . . . . .        115,748
Sale of common stock . . . . . . . . . . . . . . . .         75,624          88,360
                                                       ------------    ------------
Net cash flow provided by financing activities . . .        191,372          88,360
                                                       ------------    ------------
Net increase in cash equivalents . . . . . . . . . .         23,649          12,983
Cash at beginning of year. . . . . . . . . . . . . .         17,820           4,837
                                                       ------------    ------------
Cash at end of year. . . . . . . . . . . . . . . . .  $      41,469   $      17,820
                                                       ============    ============

Supplemental disclosure of non cash investing and financing activities

Common stock issued for services . . . . . . . . . .  $   4,325,000   $   7,014,000
Common stock issued for subsidiaries . . . . . . . .  $   2,686,295




See  Notes  to  Financial  Statements.

                 LindseyTechnologies.com, Inc. and Subsidiaries
                      (formerly Lindsey Technologies, Inc.)
                          Notes to Financial Statements

1.          Organization  and  Summary  of  Significant  Accounting  Policies:
Organization - The Company was organized as L.M. Capital, Inc. under the laws of the state of Colorado on August 17, 1989. On November 8, 1996, the Company changed its name to Lindsey Technologies, Inc. On July 20, 1999 the Company changed its name to LindseyTechnologies.com, Inc. The Company is developing software and marketing software for industrial, medical, and commercial operations.
The Company operates in Europe and North America. The consolidated financial statements include the Company and its wholly owned subsidiaries, Heldol Corporation and Distributed Quality Corp.

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

Foreign Currency Translation - Financial statements for the Company's subsidiaries outside the United States are translated in U.S. dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting translation adjustments are recorded as a separate component of shareholders' equity.

Amortization- The Company's investment in Heldol Corporation includes the unamortized excess of the Company's investment over its equity in Heldol's net assets. This excess was $58,974 at June 30, 1999, and is being amortized on a straight-line basis over its estimated useful life of five years.

Principles of consolidation- The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

                 LindseyTechnologies.com, Inc. and Subsidiaries
                      (formerly Lindsey Technologies, Inc.)
                    Notes to Financial Statements (continued)

1.     Organization  and  Summary of Significant Accounting Policies (continued)

     Investment in marketable securities - The Company classifies its marketable debt and equity securities as "available for sale". Securities classified as available for sale are carried in the financial statements at fair value. Realized gains and losses, determined using the average cost method, are included in earnings; unrealized holding gains and losses are reported as a other comprehensive income.

Property and equipment - Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided primarily by the straight-line method.

2.     Investment  In  Heldol

On June 21, 1996, the Company entered into a joint venture with a team of French software engineers (the Associates) and their wholly owned French corporation, Helvetius Ingenierie.
The Company and the Associates formed Heldol Corporation (Heldol) a United States corporation, on October 25, 1996. The Company capitalized Heldol for $70,000 giving the Company 35% of Heldol and the Associates 65%. As of June 30, 1998, the Company had invested $211,286 and owned 50% of Heldol. The Company accounted for the investment under the equity method.

On May 31, 1999, the Company Acquired all of the Associates stock by issuing 100,000 shares of its common stock. The purchase price was allocated as follows;




Cash . . . . . . . . .  $   (1,815)
Accounts receivable. .       6,717
Property and equipment       8,745
Prepaid expenses . . .         522
Goodwill . . . . . . .      58,914
Accounts payable . . .      (7,993)
                         ---------
                        $   65,090
                         =========



     The accompanying consolidated financial statements include operations of Heldol for the one month ended June 30, 1999.

                 LindseyTechnologies.com, Inc. and Subsidiaries
                      (formerly Lindsey Technologies, Inc.)
                    Notes to Financial Statements (continued)

2.     Investment  In  Heldol  (continued)

The following unaudited pro-forma results of operations assume that the purchase occurred on July 1, 1998 and 1997, respectively.




                                            1998          1997
Revenues. . . . . . . . . . . . . .  $    80,419             -
Net income (loss) . . . . . . . . .   (8,106,033)  $(7,394,404)
Net income (loss) per common share.  $      (.44)  $      (.45)



Condensed financial information of Heldol Corporation as of and for the period ended May 31,1999 and the year ended June 30, 1998.

Set forth below is condensed financial information of Heldol Corporation as of and for the period ended May 31,1999 and as of for the year ended June 30, 1998.



                                                              1999          1998
Current assets . . . . . . . . . . . . . . . . . . . . .  $     5,424   $      8,489
Other. . . . . . . . . . . . . . . . . . . . . . . . . .        8,745            140
                                                           ----------    -----------
Total assets . . . . . . . . . . . . . . . . . . . . . .       14,169          8,629
                                                           ==========    ===========
Current liabilities. . . . . . . . . . . . . . . . . . .       41,579          8,539
Stockholders' equity . . . . . . . . . . . . . . . . . .      (27,410)            90
                                                           ----------    -----------
Total liabilities and stockholders' equity . . . . . . .  $    14,169   $      8,629
                                                           ==========    ===========

Revenues . . . . . . . . . . . . . . . . . . . . . . . .       41,500
Allowance for loss on investment in Helvetius Ingenierie                    (175,772)
Operating expenses . . . . . . . . . . . . . . . . . . .      (70,211)       (25,952)
                                                           ----------    -----------
Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $   (28,711)  $   (201,724)
                                                           ==========    ===========



3.     Investment  in  Distributed  Quality  Corp.

On November 5th 1998, the Company acquired Distributed Quality Corp ('DQC'), a Colorado based company involved in marketing Networking and CORBA framework software platforms for distributing quality related knowledge throughout organizations using Internet technology, for $2,700,000 consisting of 540,000 restricted common shares of the Company valued at $5 per share and assumption of $865,000 in liabilities. DQC was acquired in a merger transaction pursuant to the terms of a merger agreement, dated November 5th 1998.

                 LindseyTechnologies.com, Inc. and Subsidiaries
                      (formerly Lindsey Technologies, Inc.)
                    Notes to Financial Statements (continued)


3.     Investment  in  Distributed  Quality  Corp.  (continued)

The acquisition was accounted for under the purchase method, and the purchase price was allocated to the process technology. Prior to completing the acquisition, the Company conducted reviews in order to determine the fair market value of the organization and technology to be acquired. These reviews consisted of an evaluation of existing products, Research and Development in process (projects that had not reached technological feasibility and had no alternative future use), customers, financial position and other matters. The acquired in process Research and Development represent unique and emerging technologies.


On August 31, 1998 DQC signed an agreement with Stellarx SA, a French software startup company that provides software infrastructure for developing Internet based application software solutions.

This agreement stipulates that DQC buy the Stellarx Framework Development toolkit (TM) license for a price of $300,000. This software environment includes an XML document manager and repository, a workflow engine and an application designer. It also includes a Versant (TM) ODMS development license. (Versant is a trademark of Versant Corp.; Stellarx is a trademark of Stellarx S.A.).

Under the terms of this agreement, DQC also has a right to integrate Stellarx and Versant ODBMS runtime software pieces in its own application software and distribute the whole as a package to its clients. This right is worldwide, unlimited in time and exclusive for application software related to quality, regardless of the business sector. DQC is required to pay 10% of its application license revenues and 5% of its license maintenance revenues to Stellarx as compensation for this right and to contribute to Research and Development costs of Stellarx for each year ended December 31 as follows: 1998: $15,000; 1999:
$100,000;  2000:  $200,000;  2001:  $250,000.

Prior to the transaction, the Company had evaluated the establishment of technological feasibility of acquired in process technology. Due to the early stage of completion at the date of acquisition, the Company has concluded that it could not determine, with any reasonable degree of accuracy, technological feasibility until the acquired in process technology was delivered and tested. The purchased software was not fully delivered to DQC at the date of the merger transaction.

In conformity with SFAS NO. 86, "Accounting for the Costs of Computer Software to be sold, Leased or otherwise Marketed", the total purchase price of DQC has been allocated to Research and Development expenses. The purchase price and costs directly attributable to completion of the acquisition were not significant. No significant adjustments were required to conform the accounting policies of the acquired companies.

The Company may continue to incur charges for acquired in process technology in connection with future acquisitions, which will increase operating and net losses for the periods in which the acquisitions are consummated.

                 LindseyTechnologies.com, Inc. and Subsidiaries
                      (formerly Lindsey Technologies, Inc.)
                    Notes to Financial Statements (continued)

4.     Research  and  Development  expenses

     The Company conforms to the requirements of SFAS no 86, "Accounting for the Costs of Computer Software to be sold, Leased or otherwise Marketed", which requires capitalization of costs incurred in developing new software once technological feasibility, as defined, has been reached. Costs of developing software and Research and Development are expensed as incurred. The Company did not capitalize any software development costs during the years ended June 30, 1999 and 1998.

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

The Company believes it has budgeted adequate Research and Development resources to complete the contemplated projects over time periods ranging from six to eighteen months form the dates of acquisition in order to finalize development of finished application software.


5.     Marketable  securities

Unrealized gains and losses of marketable equity securities available for sale as of June 30, 1999 and 1998 are as follows.




                        Amortized     Gross        Gross       Fair
                           Cost     Unrealized   Unrealized   Value
                                      Gains        Losses
June 30, 1999:
Available for
sale equity securities  $    7,944           -  $    (2,607)  $5,337


                 LindseyTechnologies.com, Inc. and Subsidiaries
                      (formerly Lindsey Technologies, Inc.)
                    Notes to Financial Statements (continued)

6.     Related  Party  Transactions

A Company wholly owned by the secretary was reimbursed for out of pocket expenses in the amount of $24,000 and $14,500 for the years ended June 30, 1999 and 1998 respectively.

The Company reimbursed a family member of its president for out of pocket expenses of $8,169 and $2,650 during the years ended June 30, 1999 and 1998 respectively.

The Company has borrowed and paid back funds from the major shareholder's wholly owned company. These loans are at zero percent interest to the Company.

7.     Public  Offering

The Company completed a public offering of 20,650 units at $6.00 per unit in March 1991, with gross proceeds of $123,900. Each unit consisted of twelve common shares, no par value, plus twenty Class A and Class B warrants to purchase common stock. The Class A warrants expired twelve months after the date of the prospectus on September 13, 1990. The Board of Directors had extended the time to exercise these warrants until June 30, 2000. However, these warrants have not been exercised.
These warrants allowed the holder to purchase eight common shares of stock at an exercised price of twelve and one-half cents per share. As of June 30, 2000, 413,000 warrants were issued and outstanding. The other class of warrants, Class B, has expired on September 13, 1992. The Board of Directors extended the period to exercise the warrants through June 30, 2000. However these warrants have not been exercised. The holder of these warrants could purchase eight common shares of stock at an exercised price of eighteen and three-quarter cents per share. As of June 30, 1999, 413,000 warrants were issued and outstanding.

The Company has the right to redeem these warrants upon a thirty day written notice at a price of $.0001 per warrant commencing three months from the date the prospectus becomes effective. As of June 30, 1999, the Company has redeemed no warrants.

                 LindseyTechnologies.com, Inc. and Subsidiaries
                      (formerly Lindsey Technologies, Inc.)
                    Notes to Financial Statements (continued)


8.     Preferred  Stock  Series  A

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


9.     Sale  of  Securities

The Company has sold its securities under a Regulation S Offshore Securities Agreement. The securities may not be sold in the United States unless they become registered under a securities act or under an exemption of a securities act.
The securities are sold in units at $100 per unit. Each unit consists of 100 common shares, no par value, plus twenty Class A warrants to purchase common stock at $7 per share and twenty Class B warrants to purchase common stock at $9 per share.
The class A warrants expire December 15, 1999. The Class B warrants expire December 15, 2000. The Company sold 170 and 212 units during the years ended June 30, 1999 and 1998, respectively.

                 LindseyTechnologies.com, Inc. and Subsidiaries
                      (formerly Lindsey Technologies, Inc.)
                    Notes to Financial Statements (continued)

10.     Incentive  Stock  Option  Plan

On August 17, 1989, the Company adopted an Incentive Stock Option Plan under which options are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1954 as amended. The options to purchase up to 500,000 shares of the Company's common stock may be granted to the employees of the Company. The plan is administered by the Board of Directors, which are empowered to determine the terms and conditions of each option, subject to the limitation the exercise price cannot be less than the market value of the common stock on the date of grant (110% of the market value in the case of options granted to an employee who owns 10% of the Company's outstanding common stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to employees who own 10% or more of the Company's common stock). As of June 30, 1999 no options have been granted.

11.     Income  taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

A deferred tax asset arising from the net operating loss carryover of approximately $5,500,000 has been offset by valuation allowance.

At June 30, 1999, the Company has approximately $15,000,000 of unused Federal net operating loss carryforwards, which principally expire in the year in 2018.


12.     Going  Concern

The consolidated statement of operations presented in the financial statements reflects a net loss for year ended June 30, 1999 of $8,077,323. This created an uncertainty about the Company's ability to continue as a going concern. However, the Company has been able to improve it's financial position through stock offerings and has been able to raise $7,086,919 (including $7,025,000 in services) in 1999 and $7,102,360 (including $7,014,000 in services) in 1998 and through private placements.

                 LindseyTechnologies.com, Inc. and Subsidiaries
                      (formerly Lindsey Technologies, Inc.)
                    Notes to Financial Statements (continued)

12.     Going  Concern  (Continued)

Management believes that the company future success will be achieved through the development under its own umbrella of a generic management information system that produces and harmonizes norms and know-how with multi-media capabilities.

While Management believes the Company will be profitable in the future, there can be no assurance of future success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

13.     Contingency

The Company issued shares for services during the year ended June 30, 1998 and valued those shares at $5 per share. Should the trading price of those shares be below that amount when the two year holding period expires, the Company must make up the difference in cash. The total amount of the contingency is $80,000.