Form 10QSB
period 1999-09-30
LINDSEYTECHNOLOGIES COM INC
filed 2000-01-25
CIK 862250

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X]              QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  SEPTEMBER 30, 1999

                                       OR

[  ]         TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)
                               OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                          Commission File No. 33-33939

                          LINDSEYTECHNOLOGIES.COM, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

     COLORADO                                                      84-1121635
     --------                                              ------------------
(State  or  other  jurisdiction  of                                   (I.R.S.
Incorporation  or organization)                  Employer Identification No.)


                        3025 SOUTH PARKER ROAD, SUITE 109
                             AURORA,  COLORADO  80014
                    ---------------------------------
           (Address of principal executive offices, including zip code)


Issuer's  Telephone  Number:  (303)  306 - 1988


         ________________________________________________________________
             (Former name, former address and former fiscal year,
                      if changed since last report)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes   x    No
                                    ---        ---


As  of  September  30, 1999, 19,046,460 shares of common stock were outstanding.

Transitional  Small  Business  Disclosure  Format: Yes     No  x
                                                       ---    ---

                                TABLE OF CONTENTS

                                   FORM 10-QSB
                      1ST QUARTER ENDED SEPTEMBER  30, 1999
                          LINDSEYTECHNOLOGIES.COM, INC.




                                                                              PAGE

PART I:  FINANCIAL INFORMATION
----------------------------------------------------------------------------

Item 1.

                   Balance Sheet . . . . . . . . . . . . . . . . . . . . . .    2
                   Statement Of Operations . . . . . . . . . . . . . . . . .    3
                   Statement Of Cash Flows . . . . . . . . . . . . . . . . .    4
                   Notes To Financial Statements . . . . . . . . . . . . . .    5


            Item 2.

                   Management's Discussion And Analysis Or Plan Of Operation    8


PART II:  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .   12
----------------------------------------------------------------------------




SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13


                        PART I.   FINANCIAL INFORMATION

------
ITEM  1.
---------
                 LindseyTechnologies.com, Inc. and Subsidiaries
                     (Formerly Lindsey Technologies, Inc.)
                           Consolidated Balance Sheet
                               September 30, 1999
                                  (UNAUDITED)
                                     Assets



Current assets
        Cash in bank . . . . . . . . . . . . . . . . . . . . . . . .  $        16,478
        Accounts receivables . . . . . . . . . . . . . . . . . . . .            9,771
        Investments in securities less unrealized losses of $860 . .            7,335
        Other assets . . . . . . . . . . . . . . . . . . . . . . . .               94
                                                                          -----------
         Total current assets. . . . . . . . . . . . . . . . . . . .           33,678

Property and equipment
         Computer equipment, less accumulated depreciation of $6,303            7,772

Costs in excess of acquired net assets . . . . . . . . . . . . . . .           54,986
                                                                          -----------
                                                                      $        96,436
                                                                              =======
Liabilities and Stockholders' Equity
Current liabilities
        Accounts payable . . . . . . . . . . . . . . . . . . . . . .  $       903,018
        Accounts payable-related parties . . . . . . . . . . . . . .           28,033
        Accrued expenses . . . . . . . . . . . . . . . . . . . . . .            1,794
        Notes payable-shareholders . . . . . . . . . . . . . . . . .          152,379
                                                                        -------------
        Total current liabilities. . . . . . . . . . . . . . . . . .        1,085,224
                                                                        -------------
Stockholders' equity
          Preferred stock, no par value,
                20,000,000 shares authorized
                5,000 Series A shares authorized
                4,200 issued and outstanding . . . . . . . . . . . .          304,257
           Common stock, no par value,
                100,000,000 shares authorized,
                19,146,460 issued and outstanding. . . . . . . . . .       14,422,772
           Underwriter's warrants 20,000 issued and outstanding. . .              120
           Accumulated other comprehensive income. . . . . . . . . .          (15,711)
           Accumulated deficit . . . . . . . . . . . . . . . . . . .      (15,700,226)
                                                                       --------------
                                                                             (988,788)
                                                                       --------------
                                                                      $        96,436
                                                                       ==============



                       See Notes to Financial Statements.
                                        2

                 LindseyTechnologies.com, Inc. and Subsidiaries
                      (Formerly Lindsey Technologies, Inc.)
      Consolidated Statements of Operations and Other Comprehensive Income
                 Three Months Ended September 30, 1999 and 1998
                                   (UNAUDITED)





                                                   1999            1998
Revenues . . . . . . . . . . . . . . . . . .  $      13,267   $      10,396
                                               ------------    ------------
General & Administrative expenses. . . . . .         28,201          32,058
Research & Development . . . . . . . . . . .          9,015          39,264
                                               ------------    ------------
                                                     37,216          71,322
                                               ------------    ------------
Net (loss) from operations . . . . . . . . .        (23,949)        (60,926)
                                               ------------    ------------
Other income (expense):
Amortization . . . . . . . . . . . . . . . .         (2,956)
Gain on sale of trade securities . . . . . .            232             124
                                               ------------     -----------
                                                     (2,724)            124
                                               ------------     -----------

Net income (loss). . . . . . . . . . . . . .  $     (26,673)  $     (60,802)
                                               ------------    ------------
Other comprehensive income (loss)
Unrealized gain(loss) on securities. . . . .          1,839
Foreign currency translation . . . . . . . .        (19,137)          7,895
                                               ------------    ------------
Other comprehensive income (loss). . . . . .        (17,298)          7,895
                                               ------------    ------------

Total comprehensive income (loss). . . . . .  $     (43,971)  $     (52,907)
                                                    =======        =======

Net income (loss) per share. . . . . . . . .  $          (*)  $          (*)
Total comprehensive income (loss) per share.  $          (*)  $          (*)
                                                     ======         ======
Weighted average number of common shares
and equivalent units outstanding . . . . . .     19,146,460      17,625,460
                                                  =========       ========



*  Less  than  $.01  per  share





                       See Notes to Financial Statements.

                 LindseyTechnologies.com, Inc. and Subsidiaries
                      (Formerly Lindsey Technologies, Inc.)
                      Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 1999 and 1998
                                      (UNAUDITED)





                                                        1999              1998
Cash flows from operating activities:
Net income (loss). . . . . . . . . . . . . . . .  $        (26,673)  $      (60,802)

Adjustments to reconcile net income to net cash
       used in operations:
       Share of loss of Heldol Corporation                                    7,220
       Depreciation and amortization . . . . . .             3,829            7,187
       Foreign currency translation adjustment .            (6,887)           7,895
       (Increase) decrease in:
       Accounts receivable . . . . . . . . . . .             1,600             (887)
       Other assets. . . . . . . . . . . . . . .               420
       Increase (decrease) in:
       Accounts payable. . . . . . . . . . . . .            (2,557)          17,066
       Accrued expenses. . . . . . . . . . . . .             1,794
                                                     -------------      -----------
Net cash used in operating activities. . . . . .           (28,474)         (22,321)
                                                   ---------------    -------------
Cash flows from investing activities:
       Investment in Heldol Corporation                                     (24,981)
       Decrease in securities. . . . . . . . . .              (169)
                                                   ---------------     ------------
Net cash used in investing activities. . . . . .              (169)         (24,981)
                                                   ---------------     ------------
Cash flows from financing activities:
     Due to shareholder. . . . . . . . . . . . .             3,652           89,103
     Sale of common stock                                                     4,300
                                                    --------------     ------------
Net cash flow provided by financing activities .             3,652           93,403
                                                    --------------     ------------
Net increase (decrease) in cash equivalents. . .           (24,991)          46,101
                                                    --------------    -------------
Cash at beginning of period                                 41,469           17,820
Cash at end of period. . . . . . . . . . . . . .  $         16,478   $       63,921
                                                          ========        =========





                       See Notes to Financial Statements.
                                        4

                 LindseyTechnologies.com, Inc. and Subsidiaries
                      (Formerly Lindsey Technologies, Inc.)
                          Notes to Financial Statements
                                   (UNAUDITED)

NOTE  1.  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.


NOTE  2.  SIGNIFICANT  ACCOUNTING  POLICIES

FOREIGN  CURRENCY  TRANSLATIONS.

The Company has quarterly foreign currency translations adjustments due to its day to day operational Research &Development activities in France conducted in French Francs.

For these operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are accumulated as a separate component of shareholders' equity.


NOTE  3:  BUSINESS  COMBINATIONS

On November 5th. 1998, the Company acquired Distributed Quality Corp. ("DQC"), a Colorado based company involved in marketing Networking and CORBA framework software platform for distributing quality related knowledge throughout organizations using Internet technology, for $2,700,000 consisting of 540,000 restricted common stock of the Company valued at $2,700,000 and the assumption of $300,000 in liabilities. DQC was acquired in a merger transaction pursuant to the terms of a merger agreement, dated November 5th 1998.

These acquisitions were accounted for under the purchase method, and the global purchase price was allocated to acquired in-process technology. Prior to completing these acquisitions, the Company conducted reviews in order to determine the fair market value of the organizations and technologies to be acquired. These reviews consisted of an evaluation of existing products, Research & Development in process (projects that had not reached technological feasibility and had no alternative future use), customers, financial position and other matters. The acquired in process Research & Development represents unique and emerging technologies.

On August 31st 1998, DQC signed an agreement with Stellarx SA, a French software start-up company that provides software infrastructure for developing Internet based application software solutions. This agreement stipulates that DQC buys the Stellarx Framework Development Toolkit (tm) license for a price of $300,000. This software environment includes an XML document manager and repository, a workflow engine and an application designer. It also includes a Versant (tm) ODBMS development license. (Versant is a trademark of Versant Corp., Stellarx is a trademark of Stellarx S.A.)

Under the terms of this agreement, DQC also has a right to integrate Stellarx and Versant ODBMS runtime software pieces in its own application software and distribute the whole as a package to its clients. This right is worldwide, unlimited in time and exclusive for application software related to Quality, regardless of the business sector. DQC is required to pay 10% of its application license revenues and 5% of its license maintenance revenues to Stellarx as compensation for this right.
The deal gives the Company to have access to DQC's technology and distribution agreements.

Prior to the transaction, the Company has evaluated the establishment of technological feasibility of acquired in-process technology. Due to the early stage of completion at the date of the acquisition, the Company has concluded that it cannot determine, with any reasonable degree of accuracy, technological feasibility until the acquired in-process technology was delivered and tested. The purchased software was not fully delivered to DQC at the date of the merger transaction.

In conformity with SFAS No. 86: "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the total purchase price of DQC has been allocated to Research & Development expenses.
The purchase price and costs directly attributable to the completion of the acquisition were not significant. No significant adjustments were required to conform the accounting policies of the acquired companies.

The Company may continue to incur charges for acquired in-process technology in connection with future acquisitions, which will increase operating and net loss for the periods in which the acquisitions are consummated.

NOTE  4.  RESEARCH  &  DEVELOPMENT  EXPENSES

The Company conforms to the requirements of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", which requires capitalization of costs incurred in developing new software once technological feasibility, as defined, has been reached. Costs of developing software and Research & Development are expensed as incurred. The Company did not capitalize any software development costs during the years ended June 30, 1998, 1997, and 1996.

AICPA SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", issued on March 4,1998, is effective for the Company in fiscal year 1999. There has not been a significant impact upon adoption.

Except  for  expenses  related  to  the  merger transaction with DQC, Research &
Development expenses for all periods presented consisted primarily of compensation and consulting fees to support Research & Development for conception, modeling and development of our application software: Key-Qual (tm), a Net-based tool for certification and organization of all existing production processes covering Industry, Services, Administration and Medical sectors.

These expenses may vary from one period to the other because expenses are recorded when cooperation contracts has been signed and stock issuance has been authorized by a board meeting, which does not occur every day.
Such  wide  variation  of  expenses  may  occur  in  the  future.

The Company believes it has budgeted adequate Research & Development resources to complete the contemplated projects over time periods ranging from six to eighteen months from the dates of acquisition in order to finalize development of finished application software.


NOTE  5.  STOCK  ISSUANCE

During the quarter ended September 30, 1999, the Company has not issued any shares.
Thereby  the  total  common  shares  outstanding  remains  19,046,460.

Compensations for Research & Development performed for the Company are usually paid with the issuance of common shares for services.


NOTE  6.  MARKETABLE  SECURITIES

The Company holds available-for-sale securities recorded at their cost of $8,155. At September 30, 1999 the fair market value of these securities were $7,335, resulting in an unrealized loss of $860.

LINDSEYTECHNOLOGIES.COM,  INC.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
-------

FORWARD-LOOKING  STATEMENTS
IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-Q CONTAINS FORWARD- LOOKING STATEMENTS. IN THIS FORM 10-Q, THE WORDS "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS," "WILL" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY, SPEAK ONLY AS OF THE DATE HEREOF AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION --FACTORS THAT MAY AFFECT FUTURE RESULTS." READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), INCLUDING THE 1999 ANNUAL REPORT ON FORM 10-K AND THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN FISCAL 2000. ALL PERIOD REFERENCES ARE TO THE COMPANY'S FISCAL YEARS ENDED JUNE 30, 2000, 1999 AND 1998, UNLESS OTHERWISE INDICATED.


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

The system enables to fully describe all the desired functions of production processes taking into account all the particularities of any connected end user. Through normalization every professional individuals will be able to communicate and interact in the most effective way.

By connecting and running Key-Qual quality system application, a company will have all of its production and know-how online. Thus lies a great enhancement of productivity and added value of the whole organization.
Any user will be able to ask or be asked relevant information regarding production.

The system will help perform all relevant analyses and cross-reference them with clients' procedures, production cycle and accompanying knowledge database.

WHO  MAY  BE  INTERESTED
All small and large organizations concerned in raising customer satisfaction by improving quality throughout its processes.

Industrial  and  corporate  environment,
----------------------------------------
The Company is currently working on a generic industrial Key-Qual application. Key-Qual has the ambition to cover all non-computerized personnel in any given company regardless of its business activity.

In the industry sector, actually only 15-20% employees of a company use a desktop system with access to Information system mainly for administrative tasking. We presume the same model prevails in any other sectors at large: health care, services, administration. The 80-85% remaining employees are affected to production within the company.

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

The  Company  is  currently  working  on
- a Key-Qual application for the certification of software editors and independent developers,
- a Key-Qual application for dentists and orthodontists and The Company is planning to work on
- a Key-Qual application for managing and normalizing on the Web the information stored in databases and ERP systems i.e. SAP (r), BAAN (r), JD Edwards (r), etc.


ADVANTAGES
The resulting interaction between the system and its users will eliminate most of the cost associated with the back and forth running between all different activities running in the company.

The likely outcome of using Key-Qual is huge productivity gains, turbo charged Research & Development and management of internal know-how for corporations and greater quality service and knowledge for individuals.

Most processes and transactions in industry, health-care and services are duplicative and paper based, clobbering the value added process of all participants. Normalization in these activities is particularly well suited for Internet use.

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

It runs on any desktop system with a browser, is self-deploying and requires zero client maintenance. Thanks to Java technology, it will work on most server platforms available on the market for large application software.

It carries services like scalability, interoperability, fault tolerance and security and can handle high volumes of transactions.
Key-Qual  allows  the  integration  of  diverse  applications.

CURRENT  SITUATION
The conception phases started about two years ago. All Research & Development expenses recorded until December 98 have been geared towards conception only. This means engineering, industry and quality management specialists, and services, paid for coming up with a satisfactory solution for encapsulating know-how. Then this will be translated into a workable system software application.

The modeling phase is currently under way. It consists in creating a model that will be used for the development of the application software. The model must show all the layers of what the application software will be.
The company has started working on the patent writing of some parts of its software application tool set. The company believes the patent application should be filed in the first semester 2000.

The company is also working with experts in specific fields in order to create models for specific applications.

The development of the final prototype product will take into consideration the architecture of the application, its functions, ergonomics and GUI. The specifications for basic engines for the application are being currently written. The company expects to have a commercially viable prototype in the first semester 2000.

By merging with DQC, the Company will have access to Stellarx's and Versant's technologies, which shall have substantial beneficial effects on the development time and costs of its application software.

Moreover, the company believes that the limited amount of fees to be paid to Stellarx for runtime distribution will considerably reduce future costs of revenues when installing application software and Database Management Systems runtimes on the Company's customers computers.


IMPACT  OF  YEAR  2000

The Company has determined that the purchased software applications it uses and software applications developed internally are Year 2000 compliant. However, there is no guarantee that other systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

LIQUIDITY  AND  CAPITAL  RESOURCES

Working capital needed to finance the Company's overheads in the past has been provided by cash on hand, Share subscriptions and loans from related parties.

The Company expects to continue to incur substantial expenses related to further Research & Development of its technologies and products, increased staffing levels, acquisition and support of patent rights, additional capital equipment for Research & Development activities, starting commercial activities. The Company may incur additional losses in the near term.

The Company estimates that Research & Development expenses required for completing the development of the Key-Qual application software will be covered with issuance of stock as compensation for such services.

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


POTENTIAL  FLUCTUATIONS  IN  OPERATING  RESULTS

The Company's operating results have varied significantly in the past and may do so in the future. Factors affecting the Company's operating results include, but are not limited to: important Research & Development expenses to finish development of software product, delays in commercializing the software, the degree of acceptance of the Company's products; by the markets and industries served by the Company;

The Company expects that fluctuations in its operating results will continue for the foreseeable future. Consequently, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

The Company intends to continue making significant expenditures on Research & Development to finish development of current product and develop new products. While the Company believes that these current Research & Development expenditures will be beneficial in the long term development of its business, there can be no assurances that the development of products will be successful or will not be rendered obsolete by future technology acquisitions or developments. Research & Development expenditures are incurred substantially in advance of related revenue and in some cases may not result in the generation of revenue.

                           PART II.  OTHER INFORMATION


ITEM  1.     Legal  Proceedings  -  None

ITEM  2.     Changes  in  Securities  -  None

ITEM  3.     Defaults  Upon  Senior  Securities  -  None

ITEM  4.     Submission  of  Matters  To  A  Vote  of  Securities Holders - None

ITEM  5.     Other  Information  -  None

ITEM  6.     Exhibits  and  Reports  on  Form  8-K  :

     --  01/06/2000     Change  in  Registrant's  Certifying  Accountant

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LINDSEYTECHNOLOGIES.COM,  INC.


                              By:  /s/Lionel  Mauclaire
                                   --------------------
                                     Lionel  Mauclaire,  President
Date:     January  19,  2000                           and  Director
          ------------------