Form 10QSB
period 1999-12-31
LINDSEYTECHNOLOGIES COM INC
filed 2000-04-03
CIK 862250

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   FORM  10-QSB

[X]              QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES  EXCHANGE  ACT  OF  1934

               For  the  quarterly  period  ended:  DECEMBER  31,  1999

                                       OR

[  ]         TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)
                               OF  THE  EXCHANGE  ACT

             For  the  transition  period  from  __________  to  __________

                          Commission  File  No.  33-33939

                          LINDSEYTECHNOLOGIES.COM,  INC.
                          -----------------------------
        (Exact  name  of  small  business  issuer  as  specified in its charter)

     COLORADO                                                      84-1121635
     --------                                              ------------------
(State  or  other  jurisdiction  of                                   (I.R.S.
Incorporation  or  organization)                  Employer  Identification  No.)


                        2851  SOUTH  PARKER  ROAD,  SUITE  720
                             AURORA,  COLORADO  80014
                    ---------------------------------
           (Address  of  principal  executive  offices,  including  zip  code)


Issuer's  Telephone  Number:  (303)  306  -  1967


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


As  of  December  31,  1999, 19,046,460 shares of common stock were outstanding.

Transitional  Small  Business  Disclosure  Format:  Yes     No  x
                                                       ---    ---

                                TABLE  OF  CONTENTS

                                   FORM  10-QSB
                      2ND  QUARTER  ENDED  DECEMBER  31,  1999
                          LINDSEYTECHNOLOGIES.COM,  INC.




PART I:  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.

         Balance Sheet                                                 2
         Statement Of Operations                                       3
         Statement Of Cash Flows                                       4
         Notes To Financial Statements                                 5


         Item 2.

Management's Discussion And Analysis Or Plan Of Operation              8


PART II:  OTHER INFORMATION. . .  . . . . . . . . . . . . . .         12
--------------------------------------------------------------------------------




SIGNATURES                                                            13


                        PART  I.   FINANCIAL  INFORMATION

------
ITEM  1.
---------
                 LindseyTechnologies.com,  Inc.  and  Subsidiaries
                     (Formerly  Lindsey  Technologies,  Inc.)
                           Consolidated  Balance  Sheet
                               December  31,  1999
                                  (UNAUDITED)
                                     Assets






Current assets
    Cash in bank                                                 $        26,170
    Accounts receivables                                                   7,828
                                                                     -----------
    Total current assets                                                  33,998

Property and equipment
    Computer equipment, less accumulated depreciation of $7,034            6,237

Costs in excess of acquired net assets
less accumulated depreciation of $6,874.                                  54,986
                                                                     -----------
                                                                 $        92,275
                                                                     ===========
Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                             $       885,400
    Accounts payable-related parties                                      28,176
    Accrued expenses                                                       7,209
    Notes payable-shareholders                                           145,564
                                                                     -----------
    Total current liabilities                                          1,066,349
                                                                     -----------
Stockholders' equity
    Preferred stock, no par value,
    20,000,000 shares authorized
    5,000 Series A shares authorized
    4,200 issued and outstanding                                         304,257

    Common stock, no par value,
    100,000,000 shares authorized,
    19,146,460 issued and outstanding                                 14,422,772

    Underwriter's warrants 20,000 issued and outstanding.                    120

    Accumulated other comprehensive income.                               (2,666)

    Accumulated deficit                                              (15,698,557)
                                                                     ------------
                                                                        (974,074)
                                                                     ------------
                                                                     $    92,275
                                                                     ============






                       See  Notes  to  Financial  Statements.
                                        2

                 LindseyTechnologies.com,  Inc.  and  Subsidiaries
                      (Formerly  Lindsey  Technologies,  Inc.)
      Consolidated  Statements  of  Operations  and  Other  Comprehensive Income
          Three  Months  and  Six  Months  Ended  December  31,  1999  and  1998
                                   (UNAUDITED)








                                        Three Months Ended    Six months ended
                                           December 31          December 31
                                               1999                 1998             1999             1998
Revenues. . . . . . . . . . . . . . .  $            39,124   $          14,652   $     52,391   $        24,958
                                               -----------         -----------    -----------        ----------

General & Administrative expenses . .               28,261              16,989         56,462            26,899
Research and development. . . . . . .                6,078           3,617,923         15,093         3,679,245
                                               -----------         -----------    -----------        ----------
                                                    34,339           3,634,912         71,555         3,706,144
                                               -----------         -----------    -----------        ----------
Net income (loss) from operations . .                4,785          (3,620,260)       (19,164)       (3,681,186)

Other income (expense):
Amortization. . . . . . . . . . . . .               (3,040)                            (5,996)
Gain on sale of securities. . . . . .                  (76)                409            156               533
                                               -----------         -----------    -----------        ----------
                                                    (3,116)                409         (5,840)              533
                                               -----------         -----------    -----------        ----------
Net income (loss) . . . . . . . . . .                1,669          (3,619,851)       (25,004)       (3,680,653)

Other comprehensive income (loss)
Unrealized gain (loss) on securities.                  697                (855)         2,536              (855)
Foreign currency translation. . . . .               12,338                 262         (6,799)            8,157
                                               -----------         -----------    -----------        ----------
Other comprehensive income (loss) . .               13,035                (593)        (4,263)            7,302
                                               -----------         -----------    -----------        ----------
Total comprehensive income (loss) . .            $  14,704        $ (3,620,444)    $  (29,267)      $(3,673,351)
                                               ===========         ===========    ===========        ==========
Net income (loss) per share . . . . .            $      (*)        $      (.20)       $   (*)          $  (.20)
Total comprehensive income (loss)
per share . . . . . . . . . . . . . .            $      (*)        $      (.20)       $   (*)          $  (.20)
                                               ===========         ===========    ===========        ==========
Weighted average number of
Common shares and equivalent units
outstanding . . . . . . . . . . . . .           !9,146,000          18,181,460     19,146,460        18,181,460
                                               ===========         ===========    ===========        ==========

*  Less  than  $.01  per  share



                       See  Notes  to  Financial  Statements.

                 LindseyTechnologies.com,  Inc.  and  Subsidiaries
                      (Formerly  Lindsey  Technologies,  Inc.)
                      Consolidated  Statements  of  Cash  Flows
                 Six  Months  Ended  December  31,  1999  and  1998
                                      (UNAUDITED)





                                                                   1999             1998
Cash flows from operating activities:
Net income (loss) . . . . . . . . . . . . . . . . . .  $        (25,004)  $   (3,673,351)

Adjustments to reconcile net income to net cash
       used in operations:
       Share of loss of Heldol Corporation                                        11,045
       Unrealized loss on securities                                                 855
       Depreciation and amortization. . . . . . . . .             8,310           16,363
       Foreign currency translation adjustment. . . .             6,158           (8,157)
       Compensatory stock issuance                                             3,565,000
       (Increase) decrease in:
       Accounts receivable. . . . . . . . . . . . . .             3,543            1,388
       Other assets . . . . . . . . . . . . . . . . .               514
       Increase (decrease) in:
       Accounts payable . . . . . . . . . . . . . . .           (20,032)          40,524
       Accrued expenses . . . . . . . . . . . . . . .             7,209
                                                               --------        ---------
Net cash used in operating activities . . . . . . . .           (19,302)         (46,333)
                                                               --------        ---------
Cash flows from investing activities:
       Investment in Heldol Corporation                                          (37,272)
       Sale of purchase of securities . . . . . . . .             7,166           (8,155)
                                                               --------        ---------
Net cash provided by ( used) in investing activities.             7,166          (45,427)
                                                               --------        ---------
Cash flows from financing activities:
     Due to shareholder . . . . . . . . . . . . . . .            (3,163)
     Increase in notes payable                                                    82,171
     Sale of common stock                                                         40,518
                                                               --------        ---------
Net cash flow provided by financing activities. . . .            (3,163)         122,689
                                                               --------        ---------
Net increase (decrease) in cash equivalents . . . . .           (15,299)          30,929
Cash  at beginning of period. . . . . . . . . . . . .            41,469           17,820
                                                               --------        ---------
Cash at end of period . . . . . . . . . . . . . . . .          $ 26,170        $  48,749
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


NOTE  5.  STOCK  ISSUANCE

During the quarter ended December 31, 1999, the Company has not issued any shares.
Thereby  the  total  common  shares  outstanding  remains  19,046,460.

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

                              LINDSEYTECHNOLOGIES.COM,  INC.


                              By:  /s/Lionel  Mauclaire
                                   --------------------
                                     Lionel  Mauclaire,  President
Date:     March  25,  2000                           and  Director
          ------------------