Form 10QSB
period 2000-03-31
LINDSEYTECHNOLOGIES COM INC
filed 2001-03-15
CIK 862250

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X]              QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  MARCH 31, 2000

                                       OR

[  ]         TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)
                               OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                          Commission File No. 33-33939

                           LINDSEY TECHNOLOGIES, INC.
                           --------------------------
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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes   x    No  ___
                                   ---


As  of  March  31,  1999,  19,046,460  shares  of common stock were outstanding.

Transitional  Small  Business  Disclosure  Format:Yes     xNo
                                                       ----

                                TABLE OF CONTENTS

                                   FORM 10-QSB
                        3RD QUARTER ENDED MARCH  31, 2000
                           LINDSEY TECHNOLOGIES, INC.




                                                                              PAGE
PART I:  FINANCIAL INFORMATION
----------------------------------------------------------------------------

            Item 1.

                   Balance Sheet . . . . . . . . . . . . . . . . . . . . . .     2
                   Statement Of Operations . . . . . . . . . . . . . . . . .     3
                   Statement Of Cash Flows . . . . . . . . . . . . . . . . .     4
                   Notes To Financial Statements . . . . . . . . . . . . . .     5


            Item 2.

                   Management's Discussion And Analysis Or Plan Of Operation     6


PART II:  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .     7
----------------------------------------------------------------------------


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

                        PART I.   FINANCIAL INFORMATION














































                                       1
                                        -

------



ITEM  1.
--------
                 LindseyTechnologies.com, Inc. and Subsidiaries
                      (formerly Lindsey Technologies, Inc.)
                           Consolidated Balance Sheet
                                 March 31, 2000
                                   (UNAUDITED)
                                     Assets


Current assets
        Cash in bank. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       126,185
        Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .           38,484
        Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           22,561
        Investment in securities. . . . . . . . . . . . . . . . . . . . . . . .           22,229
                                                                                     -----------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .          209,459

Property and equipment
         Computer equipment, less accumulated depreciation of $7,770. . . . . .            4,923

Costs in excess of acquired net assets, less accumulated amortization of $9,820           49,094
                                                                                     -----------
                                                                                 $       263,476
                                                                                         =======
Liabilities and Stockholders'  Equity
Current liabilities
        Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       868,107
        Accounts payable-related parties. . . . . . . . . . . . . . . . . . . .           43,961
        Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .           13,484
        Notes payable-shareholders. . . . . . . . . . . . . . . . . . . . . . .          272,504
                                                                                   -------------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .        1,198,056
                                                                                   -------------
Stockholders' equity
          Preferred stock,  no par value,
                20,000,000 shares authorized
                5,000 Series A shares authorized
                4,200 issued and outstanding. . . . . . . . . . . . . . . . . .          304,257
           Common stock,  no par value,
                100,000,000 shares authorized,
                20,219,900  issued and outstanding. . . . . . . . . . . . . . .       19,789,972
           Underwriter's  warrants 20,000 issued, and outstanding . . . . . . .              120
           Accumulated other comprehensive income . . . . . . . . . . . . . . .            6,968
           Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .      (21,035,897)
                                                                                  --------------
                                                                                        (934,580)
                                                                                  --------------
                                                                                 $       263,476
                                                                                       =========



                       See Notes to Financial Statements.
                                        2
                 LindseyTechnologies.com, Inc. and Subsidiaries
                      (formerly Lindsey Technologies, Inc.)
      Consolidated Statements of Operations and Other Comprehensive Income
           Three Months And Nine Months Ended March 31, 2000 and 1999
                                   (UNAUDITED)

                                                       Three months ended                Nine months ended
                                                            March  31                         March  31
                                                 2000              1999             2000              1999

Revenues. . . . . . . . . . . . . . .  $       58,810   $        (1,426)  $      111,201   $        23,532
                                          -----------      ------------      -----------        ----------

General & Administrative expenses . .       1,366,517            12,386        1,422,979            39,285
Research and development. . . . . . .       4,026,857         4,360,118        4,041,950         8,039,363
                                          -----------    --------------      -----------     -------------
                                            5,393,374         4,372,504        5,464,929         8,078,648
                                        -------------    --------------    -------------      ------------
Net income (loss) from operations . .      (5,334,564)       (4,373,930)      (5,353,728)       (8,055,116)

Other income (expense):
Amortization. . . . . . . . . . . . .          (2,946)                            (8,942)
Gain on sale of securities. . . . . .             170                66              326               599
                                         ------------    --------------      -----------     -------------
                                               (2,776)               66           (8,616)              599
                                         ------------    --------------      -----------    --------------
Net income (loss) . . . . . . . . . .      (5,337,340)       (4,373,864)      (5,362,344)       (8,054,517)

Other comprehensive income (loss)
Unrealized gain (loss) on securities.            (111)           (2,742)           2,425            (3,597)
Foreign currency translation. . . . .           3,853            (9,647)          (2,946)           (1,490)
                                          -----------    --------------       ----------     -------------
Other comprehensive income (loss) . .           3,742           (12,389)            (521)           (5,087)
                                          -----------    --------------       ----------     -------------
Total comprehensive income (loss) . .  $   (5,333,598)  $    (4,386,253)  $   (5,362,865)  $    (8,059,604)
                                             ========         ========        ========        =========
Net income (loss) per share . . . . .  $         (.27)  $          (.23)  $         (.27)  $          (.42)
Total comprehensive income (loss)
per share . . . . . . . . . . . . . .  $         (.27)  $          (.23)  $         (.27)  $          (.42)
                                             ========         ========          ======         ========
Weighted average number of
Common shares and equivalent units
outstanding . . . . . . . . . . . . .      19,229,032        19,046,460       19,173,784        19,046,460
                                             ========         ========        ========         ========


*  Less  than  $.01  per  share
                       See Notes to Financial Statements.
                                        3
                 LindseyTechnologies.com, Inc. and Subsidiaries
                      (formerly Lindsey Technologies, Inc.)
                      Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2000 and 1999
                                      (UNAUDITED)


                                                                   2000             1999
Cash flows from operating activities:
Net income (loss) . . . . . . . . . . . . . . . . . .  $     (5,362,344)  $   (8,059,604)

Adjustments to reconcile net income to net cash
       used in operations:
       Share of loss of Heldol Corporation                                         9,826
       Unrealized loss on securities                                               3,597
       Depreciation and amortization. . . . . . . . .            12,570           25,539
       Foreign currency translation adjustment. . . .            15,792            1,490
       Compensatory stock insurance . . . . . . . . .         5,367,200        7,890,000
       (Increase) decrease in:
       Accounts receivable. . . . . . . . . . . . . .           (27,113)           4,908
       Inventory. . . . . . . . . . . . . . . . . . .           (22,561)
       Other assets . . . . . . . . . . . . . . . . .               514
       Increase (decrease) in:
       Accounts payable . . . . . . . . . . . . . . .           (21,540)          39,116
       Accrued expenses . . . . . . . . . . . . . . .            13,484
                                                          -------------      -----------
Net cash used in operating activities . . . . . . . .           (23,998)         (85,128)
                                                        ---------------    -------------
Cash flows from investing activities:
       Investment in Heldol Corporation                                          (10,602)
       Sale of of securities. . . . . . . . . . . . .             7,166
       Purchase of securities . . . . . . . . . . . .           (22,229)          (4,821)
                                                        ---------------     ------------
Net cash provided by ( used) in investing activities.           (15,063)         (15,423)
                                                        ---------------     ------------
Cash flows from financing activities:
     Due to shareholder . . . . . . . . . . . . . . .           123,777
     Increase in notes payable                                                    80,481
     Payments on notes payable                                                   (20,346)
     Sale of common stock                                                         40,518
                                                         --------------     ------------
Net cash flow provided by financing activities. . . .           123,777          100,653
                                                         --------------     ------------
Net increase (decrease) in cash equivalents . . . . .            84,716              102
Cash  at beginning of period. . . . . . . . . . . . .            41,469           17,820
                                                         --------------    -------------
Cash at end of period . . . . . . . . . . . . . . . .  $        126,185   $       17,922
                                                               ========        ========



                       See Notes to Financial Statements.
                                        4

                 LindseyTechnologies.com, Inc. and Subsidiaries
                      (formerly Lindsey Technologies, Inc.)
                          Notes to Financial Statements
                                   (UNAUDITED)

1.     Basis  of  Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 1-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.


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

 NOTE  5.  STOCK  ISSUANCE

During the quarter ended March 31, 2000, the Company has issued 1,073,440 shares. increasing its total common shares outstanding from 19,146,460 to 20,219,900.

Compensations for Research & Development performed for the Company are usually paid with the issuance of common shares for services.



LINDSEYTECHNOLOGIES.COM,  INC.

 ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN OF OPERATION -------

FORWARD-LOOKING STATEMENTS IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-Q CONTAINS FORWARD- LOOKING STATEMENTS. IN THIS FORM 10-Q, THE WORDS "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS," "WILL" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY, SPEAK ONLY AS OF THE DATE HEREOF AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION --FACTORS THAT MAY AFFECT FUTURE RESULTS." READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), INCLUDING THE 2000 ANNUAL REPORT ON FORM 10-K AND THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN FISCAL 2000 AND 2001. ALL PERIOD REFERENCES ARE TO THE COMPANY'S FISCAL YEARS ENDED JUNE 30, 2001, 2000, 1999 AND 1998, UNLESS OTHERWISE INDICATED.

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

The modeling phase is currently under way. It consists in creating a model that will be used for the development of the application software. The model must show all the layers of what the application software will be. The company has started working on the patent writing of some parts of its software application tool set. The company believes the patent application should be filed in the second semester 2001.

The company is also working with experts in specific fields in order to create models for specific applications.

The development of the final prototype product will take into consideration the architecture of the application, its functions, ergonomics and GUI. The specifications for basic engines for the application are being currently written. The company expects to have a commercially viable prototype in the first semester 2001.

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

 LINDSEYTECHNOLOGIES.COM,  INC.

 By:  /s/Lionel  Mauclaire     Lionel  Mauclaire,  President
Date:  January  9,  2001     and  Director