Form 10KSB
period 2000-06-30
LINDSEYTECHNOLOGIES COM INC
filed 2001-09-06
CIK 862250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                                 [FEE REQUIRED]

                    For the fiscal year ended: June 30, 2000

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

                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
           ___________________________________________________________
          (Address of principal executive offices, including zip code)
                    Issuer's Telephone Number: (303) 306-1967

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

                                   Yes  X  No
                                     ___ ___

As of June 30, 2000, 20,219,900 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non affiliates was approximately $-0-.

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

       State Issuer's revenues for its most recent fiscal year: $ 149,363

   This Form 10-KSB consists of 27 pages. The Exhibit Index begins on page 11.

TABLE  OF  CONTENTS

Form  10-KSB  Annual  Report  -  2000

LindseyTechnologies.com,  Inc.




PART I
Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . .   2
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . .   3
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . .   3
Item 4.  Submission of Matters to a Vote of Security Holders..   3

PART II
Item 5.  Market For Registrant's Common Equity
         And Related Shareholder Matters . . . . . . . . . . .   4
Item 6.  Management's Discussion And Analysis Or Plan Of
         Operations. . . . . . . . . . . . . . . . . . . . . .   5
Item 7.  Financial Statements. . . . . . . . . . . . . . . . .   8
Item 8.  Disagreements On Accounting And Financial Disclosures   8

PART III
Item 9.  Directors And Executive Officers Of The Registrant. .   8
Item 10. Executive Compensation. . . . . . . . . . . . . . . .   9
Item 11. Security Ownership Of Certain Beneficial Owners And
         Management. . . . . . . . . . . . . . . . . . . . . .  10
Item 12. Certain Relationships And Related Transactions. . . .  10

PART IV
Item 13. Exhibits, Financial Statement Schedules, And
         Reports On Form 8-K . . . . . . . . . . . . . . . . .  11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  12

PART  I

FORWARD-LOOKING  STATEMENTS
IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS. IN THIS FORM 10-KSB, THE WORDS "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS," "WILL" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE BASED UPON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY, SPEAK ONLY AS OF THE DATE HEREOF AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -FACTORS THAT MAY AFFECT FUTURE RESULTS." READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN FISCAL 2000. ALL PERIOD REFERENCES ARE TO THE COMPANY'S FISCAL YEARS ENDED JUNE 30, 2000; 1999, 1998 AND 1997, UNLESS OTHERWISE INDICATED.


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


Item  3.  Legal  Proceedings

 The Company was involved in no legal proceedings during the fiscal year ended June 30, 2000.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

 There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended June 30, 2000.

  PART  II


Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters

 (a) Principal Market or Markets: During the fiscal year ended June 30, 2000, no separate market developed for the Company's common stock, units, or any outstanding warrants. The Company currently has no outstanding trading market. High and low bids for the Company's common stock units for the previous eight quarters are shown below.




 BID


       Quarter Ended   High    Low
Units  Sept. 30, 1998  No Bid
Units  Dec. 31, 1998   No Bid
Units  Mar. 31, 1999   No Bid
Units  June 30, 1999   No Bid
Units  Sept. 30, 1999  No Bid
Units  Dec. 31, 1999   No Bid
Units  Mar. 31, 2000   No Bid
Units  June 30, 2000   No Bid





 (b) Common Stock: On June 30, 2000 there were 20,219,900 shares of common stock issued and outstanding, which were held by 104 shareholders of record excluding individuals holding securities in street name. In addition, there were 413,000 (A) warrants and 413,000 (B) warrants outstanding held by 30 persons, and 415 Reg S (A) warrants and 415 Reg S (B) warrants outstanding.

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

(d) After payment has been made to the holders of the Series A, the holders of the common stock shall be entitled to share ratably in the remaining assets on the basis of the number of shares of common stock held by them at the time of such liquidation. The holder of each share of Series A stock shall have the right to 1,600 votes for each share standing in his name on the books of the Company and shall have the right to vote at all meetings of the stockholders. These votes will be aggregated with the votes of the holders of the Company's common stock and will not be treated as a separate class. As if June 30, 1999 there were 4,200 Series A shares outstanding held by 2 individuals.

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.


THE  COMPANY  PROJECT

For the last three years, the Company has undertaken the development of its own software solution implementing business to business E-commerce as an application software provider with its own set of tools, notably Key-Qual . Key-Qual is a net-based tool for the organization and certification of all existing production processes. It covers Industry, Services, Administration and Medical sectors.

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

The modeling phase is currently under way. It consists of creating a model which will be used for the development of the application software. The model must show all the layers of what the application software will be. Key-Qual global model should be completed in the Fall 2001. The Company is also working with experts in specific fields in order to create models for specific application.

The development of the final prototype product will take into consideration the architecture of the application, its functions, ergonomics and GUI. The specification for basic engines for the application are being currently written. The Company expects to have a commercially viable prototype in the Spring 2002.

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

Item  7.  Financial  Statements

The Report of the Independent Certified Public Accountant appearing at page F-1 and the Financial Statements and Notes to Financial Statements appearing at pages F-3 through F-14 are incorporated herein by reference.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

 PART  III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The Directors and Officers of the Registrant as of the date of this report are as follows:





Name                   Age             Position      Served as a Director since
Lionel Mauclaire. . .   39  President, Treasurer, Director  August 17, 1989
Jean-Michel Mauclaire   43  Director                        September, 1995
Robert Mauclaire. . .   71  Director                        November, 1996
Ronald R. Chadwick. .   45  Director, Secretary,            August 17, 1989





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


 SUMMARY  COMPENSATION  TABLE




Name and            Fiscal  Salary  Bonus  Other Annual
Principal Position   Year                  Compensation
Lionel Mauclaire,.    1996       -      -             -
President, CEO . .    1997       -      -             -
                      1998       -      -             -
                      1999       -      -             -
                      1999       -      -             -

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

 The following table sets forth, as of the date of this Report, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more or the Registrant's common stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group:





NAME                         CLASS        NO. OF      % OF
                                          SHARES      CLASS
Lionel Mauclaire. . . . .  Common     14,471,968 (1)  71.57
2851 S. Parker Rd (S) 720  Preferred       4,000 (2)  95.24
Aurora, Colorado 80014

Ronald Chadwick . . . . .  Common           400,000    1.97
2851 S. Parker Rd (S) 720
Aurora, Colorado 80014

Jean-Michel Mauclaire . .  Common         1,250,000    6.18
2851 S. Parker Rd (S) 720
Aurora, Colorado 80014

Directors and . . . . . .  Common        16,121,968   79.73
Officers as a Group . . .  Preferred          4,000   95.24


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


Item  13.  Exhibits  and  Reports  on  Form  8-K

 (a)  Exhibits

 -- The following Exhibits were filed with the Securities and Exchange Commission in the Exhibits to Form S-18 on March 26, 1990, and are incorporated by reference herein:

  3.1  Articles  of  Incorporation
  3.2  By  Laws


 (b)  Reports  on  Form  8-K

 -- The following reports were filed on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2000:

none

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 2001.

 LINDSEYTECHNOLOGIES.COM,  INC.


By:  /s/Lionel  Mauclaire
Lionel  Mauclaire,  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on June 30, 2001.

Principal Executive Officer, Financial Officer, Accounting Officer and Director:

/s/Lionel  Mauclaire
Lionel  Mauclaire

Directors:

/s/Ronald  R.  Chadwick
Ronald  R.  Chadwick

/s/Jean-Michel  Mauclaire
Jean-Michel  Mauclaire

/s/Robert  Mauclaire
Robert  Mauclaire

                          Index to Financial Statements



                          LINDSEYTECHNOLOGIES.COM, INC.







                                                       Page
Report of Comiskey & Company, P.C.
Independent Public Accountants. . . . . . . . .   F-1

Report of Larry O'Donnell, CPA, P.C.
Independent Public Accountant . . . . . . . . .   F-2


Consolidated Balance Sheet. . . . . . . . . . .   F-3


Consolidated Statements of Operations and
Other Comprehensive Income. . . . . . . . . . .   F-4


Consolidated Statements of Stockholders' Deficit  F-5


Consolidated Statements of Cash Flows . . . . .   F-6


Notes to Financial Statements . . . . . . . . .   F-7 through F-13

                          LindseyTechnologies.com, Inc.
                                And Subsidiaries

                              FINANCIAL STATEMENTS

                                  June 30, 2000

COMISKEY & COMPANY P.C.
789 Sherman Street - suite 440 -
Denver, CO 80203



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



We have audited the accompanying balance sheet of LindseyTechnologies.com, Inc. and Subsidiaries as of June 30, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of LindseyTechnologies.com, Inc. and Subsidiaries as of June 30, 1999, were audited by other auditors whose report dated September 28, 1999, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of LindseyTechnologies.com, Inc. and Subsidiaries as of June 30, 2000, and the results of its operations, cash flows, and changes in stockholders' deficit for the year then ended in conformity with accounting principles generally accepted in the United States of America.





Denver,  Colorado
June  5,  2001

COMISKEY  &  CO
PROFESSIONAL  CORPORATION

LARRY  O'DONNELL,  CPA,  P.C.
Telephone  (303)  745-4545
2280  South  Xanadu  Way  -  Suite  370
Aurora,  Colorado  80014


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

                 LindseyTechnologies.com, Inc. And Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000




ASSETS
Current Assets
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  $       71,747
 Accounts receivable . . . . . . . . . . . . . . . . . . . . . .          21,754
 Investments in securities (less unrealized losses of $6,598). .          51,770
                                                                    ____________
Total current assets . . . . . . . . . . . . . . . . . . . . . .         145,271

Property and Equipment
 Computer equipment. . . . . . . . . . . . . . . . . . . . . . .          12,566
                                                                    ____________
                                                                          12,566
 Less: accumulated depreciation. . . . . . . . . . . . . . . . .           8,724
                                                                    ____________
                                                                           3,842
Other Assets
 Costs in excess of acquired net assets
(less accumulated amortization of $12,766) . . . . . . . . . . .          46,148
                                                                    ____________
 Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .  $      195,261

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .  $      804,253
 Accounts payable - related party. . . . . . . . . . . . . . . .          47,758
 Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .          14,100
 Notes payable - shareholders. . . . . . . . . . . . . . . . . .         270,104
                                                                    ____________
 Total current liabilities . . . . . . . . . . . . . . . . . . .       1,136,215

Stockholders' Equity
 Preferred stock, no par value, 20,000,000 shares authorized,
 5,000 Series A shares authorized, 4,200 issued and outstanding.         304,257
 Common stock, no par value, 100,000,000 shares authorized,
 20,219,900 issued and outstanding . . . . . . . . . . . . . . .      19,789,972
 Additional paid-in capital from warrants. . . . . . . . . . . .             120
 Accumulated other comprehensive income. . . . . . . . . . . . .          11,112
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .     (21,046,415)
                                                                    ____________
                                                                        (940,954)
                                                                    ____________
 Total liabilities and stockholders' deficit . . . . . . . . . .  $      195,261
                                                                   =============








    The accompanying notes are an integral part of the financial statements
                                       F-3

                 LindseyTechnologies.com, Inc. and Subsidiaries
       CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
                             June 30, 2000 and 1999





                                                       2000              1999

REVENUES. . . . . . . . . . . . . . . . . . . .  $       149,363   $        38,918

OPERATING EXPENSES
 Amortization . . . . . . . . . . . . . . . . .           11,888            32,642
 Selling, general and administrative expenses .        1,469,278            53,962
 Research and development . . . . . . . . . . .        4,041,879         8,015,967
                                                  ______________     _____________
                                                       5,523,045         8,102,571
                                                  ______________     _____________
 Loss from operations . . . . . . . . . . . . .       (5,373,682)       (8,063,653)

OTHER INCOME (EXPENSE)
 Share of loss of Heldol Corporation. . . . . .                -           (14,356)
 Loss on sale of marketable securities. . . . .              (70)               -
 Investment income. . . . . . . . . . . . . . .              891               686
                                                  ______________     _____________
 Net loss . . . . . . . . . . . . . . . . . . .       (5,372,861)       (8,077,323)

OTHER COMPREHENSIVE INCOME (LOSS)
 Unrealized loss on securities. . . . . . . . .           (4,197)           (2,800)
 Foreign currency translation . . . . . . . . .           25,962            (1,092)
                                                  ______________     _____________
 Other comprehensive income . . . . . . . . . .           21,765            (3,892)
                                                  ______________    ______________
 TOTAL COMPREHENSIVE LOSS . . . . . . . . . . .  $    (5,351,096)  $    (8,081,215)
                                                  ==============   ==============

 Loss per share: (Basic)
 Net loss per share . . . . . . . . . . . . . .  $         (0.28)  $         (0.44)

 Total comprehensive loss per share . . . . . .  $         (0.28)  $         (0.44)

 Weighted average number of shares outstanding.       19,434,671        18,335,876
                                                  ==============   ==============








    The accompanying notes are an integral part of the financial statements
                                       F-4

                 LINDSEYTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                             JUNE 30, 2000 AND 1999




                            Common Stock           Preferred Stock       Additional                Accumulated
                           -------------          ----------------
                             Number                  Number              paid-in      Accumulated  Other Comprehensive

                           of shares     Amount     of shares   Amount   capital      Deficit      Income (Deficit)      Totals
                           ----------  -----------  ---------  --------  --------  -------------  -----------------  ------------
Balances as of
July 1, 1998. . . . . . .  17,624,460  $ 7,335,853      4,200  $304,257  $    120  $ (7,596,230)  $         (6,761)  $    37,239

Common stock issued
for cash. . . . . . . . .      17,000       75,624          -         -         -             -                  -        75,624

Common stock issued
for services. . . . . . .     865,000    4,325,000          -         -         -             -                  -     4,325,000

Common stock issued
for subsidiaries. . . . .     640,000    2,686,295          -         -         -             -                  -     2,686,295

Total comprehensive
income (deficit) for year           -            -          -         -         -             -             (3,892)       (3,892)

 Net loss . . . . . . . .           -            -          -         -         -    (8,077,323)                 -    (8,077,323)
                           ----------  -----------  ---------  --------  --------  -------------  -----------------  ------------

Balances as of
June 30, 1999 . . . . . .  19,146,460   14,422,772      4,200   304,257       120   (15,673,553)           (10,653)     (957,057)

Common stock issued
for services. . . . . . .   1,073,440    5,367,200          -         -         -             -                  -     5,367,200

Total comprehensive
income for year . . . . .           -            -          -         -         -             -             21,765        21,765

Net loss. . . . . . . . .           -            -          -         -         -    (5,372,862)                 -    (5,372,862)
                           ----------  -----------  ---------  --------  --------  -------------  -----------------  ------------

Balances as of
June 30, 2000 . . . . . .  20,219,900  $19,789,972      4,200  $304,257  $    120  $(21,046,415)  $         11,112   $  (940,954)
                           ==========  ===========  =========  ========  ========  =============  =================  ============

    The accompanying notes are an integral part of the financial statements
                                       F-5

                 LindseyTechnologies.com, Inc. And Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             June 30, 2000 and 1999





                                                           2000          1999
                                                    ------------  ------------

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss. . . . . . . . . . . . . . . . . . . . .  $(5,372,862)  $(8,077,323)
 Adjustments to reconcile net loss to net cash
   flows from operating activities:
     Share of loss in Heldol Corporation . . . . .            -        14,356
     Amortization  . . . . . . . . . . . . . . . .       11,888        32,642
     Depreciation  . . . . . . . . . . . . . . . .        4,709            87
     Foreign currency translation adjustment . . .       25,962        (1,092)
     Common stock issued for services and software    5,367,200     7,025,000
     Changes in components of working capital:
       Accounts receivable . . . . . . . . . . . .      (10,383)        5,232
       Prepaid expenses. . . . . . . . . . . . . .          514             8
       Accounts payable. . . . . . . . . . . . . .      (81,597)      879,249
       Accrued expenses and interest . . . . . . .       14,100             -
                                                    ------------  ------------

       Net cash flows from operating activities. .      (40,469)     (121,841)

 CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Heldol Corporation . . . . . . .            -        (1,815)
   Investment in Heldol Corporation. . . . . . . .            -       (35,930)
   Purchase of securities. . . . . . . . . . . . .      (58,368)       (8,137)
   Proceeds from sale of securities. . . . . . . .        7,738             -
                                                    ------------  ------------

       Net cash flows from investing activities. .      (50,630)      (45,882)

 CASH FLOWS FROM FINANCING ACTIVITIES
   Due to shareholder. . . . . . . . . . . . . . .      121,377       115,748
   Sale of common stock. . . . . . . . . . . . . .            -        75,624
                                                    ------------  ------------
  #
       Net cash flows from financing activities. .      121,377       191,372
                                                    ------------  ------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS . . . .       30,278        23,649

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. .       41,469        17,820
                                                    ------------  ------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . .  $    71,747   $    41,469
                                                    ============  ============




    The accompanying notes are an integral part of the financial statements
                                       F-6

                 LindseyTechnologies.com, Inc. And Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


1.     DESCRIPTION  OF  BUSINESS  AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       -------------------------------------------------------------------------
CORPORATE  HISTORY  AND  DESCRIPTION  OF  BUSINESS
The Company was organized as L.M. Capital, Inc. under the laws of the state of Colorado on August 17, 1989. On November 8, 1996, the Company changed its name to Lindsey Technologies, Inc., and then on July 20, 1999, the Company again changed its name to LindseyTechnologies.com, Inc. The Company is developing software and marketing software for industrial, medical, and commercial operations and operates in Europe and North America.

SIGNIFICANT  ACCOUNTING  POLICIES
Principles  of  Consolidation
Unless otherwise indicated, all references to "the Company" in these financial statements are references to LindseyTechnologies.com, Inc and its wholly owned subsidiaries, Heldol Corporation and Distributed Quality Corp. Intercompany transactions have been eliminated in consolidation.

FOREIGN  CURRENCY  TRANSLATION
Financial statements for the Company's subsidiaries outside the United States are translated in U.S. dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting translation adjustments are recorded as a separate component of shareholders' equity (deficit).

INTANGIBLES
The Company's investment in Heldol Corporation includes the unamortized excess of the Company's investment over its equity in Heldol's net assets. This excess was $46,148 at June 30, 2000, and is being amortized on a straight-line basis over its estimated useful life of five years.

INVESTMENT  IN  MARKETABLE  SECURITIES
The Company classifies its marketable debt and equity securities as "available for sale." Securities classified as available for sale are carried in the financial statements at fair value. Realized gains and losses, determined using the average-cost method, are included in earnings; unrealized holding gains and losses are reported in other comprehensive income.

PROPERTY  AND  EQUIPMENT
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided primarily by the straight-line method.

RESEARCH  AND  DEVELOPMENT
Research  and  development  costs  are  expensed  as  incurred.

CASH  AND  CASH  EQUIVALENTS
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial period of three months or less to be cash equivalents.

STOCK  BASIS
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

EARNINGS  PER  SHARE
Basic earnings per share are computed using the weighted average number of shares outstanding. Shares issued in the stock transfer and exchange described in Note 7 are considered outstanding for all periods presented. The effect of outstanding options and warrants would be antidilutive and, consequently, diluted earnings per share have not been presented.

                 LINDSEYTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


1.     DESCRIPTION  OF  BUSINESS  AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       -------------------------------------------------------------------------
(CONTINUED)
  ---------
USE  OF  ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results differ from those estimates.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

2.     PRESENTATION  AS  A  GOING  CONCERN
       -----------------------------------
The Company has incurred significant operating losses. At June 30, 2000, it has an accumulated deficit of $21,046,415 and a working capital deficit of $990,944. These conditions are primarily as a result of stock issued for settlement of services charged to accounts payable.

Management projects that this method of settling payables will continue to enable the Company to maintain its current level of cash commitments through at least the next year, and that such cash flows will be sufficient to support operations and the Company's sales effort for the coming year.

Management also believes that the Company's future success will be achieved through the development under its own umbrella of a generic management information system that produces and harmonizes norms and know-how with multi-media capabilities.

3.     INVESTMENT  IN  HELDOL
       ----------------------
On June 21, 1996, the Company entered into a joint venture with a team of French software engineers (the Associates) and their wholly owned French corporation, Helvetius Ingeniere. The Company and the Associates formed Heldol Corporation (Heldol) a United States corporation, on October 25, 1996. The Company capitalized Heldol for $70,000, giving the Company 35% of Heldol and the Associates 65%. As of June 30, 1998, the Company had invested $211,286 and owned 50% of Heldol. The Company accounted for the investment under the equity method.

On May 31, 1999, the Company acquired all of the Associates stock in Heldol by issuing 100,000 shares of its common stock. The purchase price was allocated as follows:


Cash . . . . . . . . .  $(1,815)
Accounts receivable. .    6,717
Property and equipment    8,745
Prepaid expenses . . .      522
Goodwill . . . . . . .   58,914
Accounts payable . . .   (7,993)
                        --------

                        $65,090
                        ========

                                     ======
                 LINDSEYTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


3.     INVESTMENT  IN  HELDOL  (CONTINUED)
       -----------------------------------
The accompanying consolidated financial statements include operations of Heldol for the one month ended June 30, 1999.Condensed financial information of Heldol Corporation as of and for the period ended May 31,1999.


Current assets. . . . . . . . . . . . . . . . . . . . .  $   5,424
 Other. . . . . . . . . . . . . . . . . . . . . . . . .      8,745
                                                         ----------

 Other assets . . . . . . . . . . . . . . . . . . . . .  $  14,169
                                                         ==========

Current liabilities . . . . . . . . . . . . . . . . . .     41,579
Stockholders' deficit . . . . . . . . . . . . . . . . .    (27,410)
                                                         ----------

     Total liabilities and stockholders' deficit. . . .  $  14,169
                                                         ==========


Revenues. . . . . . . . . . . . . . . . . . . . . . . .  $  41,500
Allowance for loss on investment in Helvetius Ingeniere   (175,772)
Operating expenses. . . . . . . . . . . . . . . . . . .    (70,211)
                                                         ----------

     Net loss . . . . . . . . . . . . . . . . . . . . .  $ (28,711)
                                                         ==========


4.     INVESTMENT  IN  DISTRIBUTED  QUALITY  CORP.
       -------------------------------------------
On November 5th 1998, the Company acquired Distributed Quality Corp. (DQC), a Colorado based company involved in marketing Networking and CORBA framework software platforms for distributing quality related knowledge throughout organizations using Internet technology, for $2,700,000 consisting of 540,000 restricted common shares of the Company valued at $5 per share and assumption of $865,000 in liabilities. DQC was acquired in a merger transaction pursuant to the terms of a merger agreement, dated November 5, 1998. The Company has recorded all significant transactions of DQC.

The acquisition was accounted for under the purchase method, and the purchase price was allocated to the process technology. Prior to completing the acquisition, the Company conducted reviews in order to determine the fair market value of the organization and technology to be acquired. These reviews consisted of an evaluation of existing products, research and development in process (projects that had not reached technological feasibility and had no alternative future use), customers, financial position, and other matters. The "acquired in process research development" represent unique and emerging technologies.

On August 31, 1998, DQC signed an agreement with Stellarx SA, a French software startup company that provides software infrastructure for developing Internet-based application software solutions.

This agreement stipulates that DQC buys the Stellarx Framework Development toolkit (tm) license for a price of $300,000. This software environment includes an XML document manager and repository, a workflow engine, and an application designer. It also includes a Versant (tm) ODBMS development license. (Versant is a trademark of Versant Corp.; Stellarx is a trademark of Stellarx S.A.).

                 LINDSEYTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000



4.     INVESTMENT  IN  DISTRIBUTED  QUALITY  CORP.  (CONTINUED)
       --------------------------------------------------------
Under the terms of this agreement, DQC also has a right to integrate Stellarx Framework Development and Versant ODBMS runtime software pieces in its own application software and distribute the whole as a package to its clients. This right is worldwide, unlimited in time and exclusive for application software related to quality, regardless of the business sector. DQC is required to pay 10% of its application license revenues and 5% of its license maintenance revenues to Stellarx as compensation for this right and to contribute to research and development costs of Stellarx or each year ended December 31 as follows:
1998-$15,000,  1999-$100,000,  2000-$200,000,  and  2001-$250,000.

Prior to the transaction, the Company had evaluated the establishment of technological feasibility of "acquired in process technology." Due to the early stage of completion at the date of acquisition, the Company has concluded that it could not determine, with any reasonable degree of accuracy, technological feasibility until the "acquired in process technology" was delivered and tested. The purchased software was not fully delivered to DQC at the date of the merger transaction.

In conformity with SFAS NO. 86, "Accounting for the Costs of Computer Software to be sold, Leased or otherwise Marketed," the total purchase price of DQC has been allocated to research and development expenses. The purchase price and costs directly attributable to completion of the acquisition were not significant. No significant adjustments were required to conform the accounting policies of the acquired companies.

The Company may continue to incur charges for "acquired in process technology" in connection with future acquisitions, which will increase operating and net losses for the periods in which the acquisitions are consummated.

5.     RELATED  PARTY  TRANSACTIONS
       ----------------------------
As of June 30, 2000, the Company owed $270,104 to various directors and shareholders.

A Company wholly owned by the secretary was reimbursed for out-of-pocket expenses in the amount of $21,000 and $24,000 for the years ended June 30, 2000 and 1999, respectively.

The Company reimbursed a family member of its president for out-of-pocket expenses of $7,332 and $8,169 during the years ended June 30, 2000 and 1999, respectively.

The Company has borrowed and paid back funds from the major shareholder's wholly owned company. These loans are at zero percent interest to the Company.

The Company sold software to a family member of its president for $22,500 during the year ended June 30, 2000.

6.     RESEARCH  AND  DEVELOPMENT  COSTS
       ---------------------------------
The company conforms to the requirements of SFAS No 86, "Accounting for the Costs of Computer Software to be sold, Leased or otherwise Marketed," which requires capitalization of costs incurred in developing new software once technological feasibility, as defined, has been reached. Costs of developing software and research and development are expensed as incurred. The Company did not capitalize any software development costs during the years ended June 30, 2000 and 1999.

                 LINDSEYTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


6.     RESEARCH  AND  DEVELOPMENT  COSTS  (CONTINUED)
       ----------------------------------------------
Except for the expenses related to the merger transaction with DQC, research and development expenses for all periods presented consisted primarily of compensation and consulting fees to support research and development for conception, modeling, and development of the Company's application software called Key-Qual, a net-based tool for certification and organization of all existing production processes covering industry, services, administration, and medical sectors.

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

7.     MARKETABLE  SECURITIES
       ----------------------
Unrealized gains and losses of marketable equity securities available for sale as of June 30, 2000 and 1999 are as follows:



                                     Gross        Gross
                      Amortized   Unrealized    Unrealized    Fair
                      Cost        Gains        Losses        Value
                      ----------  -----------  ------------  -------

June 30, 2000:
Available for sale
   equity securities  $   58,368  $         -  $    (6,598)  $51,770
                      ==========  ===========  ============  =======

June 30, 1999:
Available for sale
   equity securities  $    7,944  $         -  $    (2,607)  $ 5,337
                      ==========  ===========  ============  =======

Realized gains and losses are calculated using the specific identification method. Net realized losses during 2000 and 1999 on those sales of investment securities available-for-sale were $70 and $-0-, respectively. Included in Other Comprehensive Income were $4,197 and $2,800 of net unrealized loss on investment securities available-for-sale at June 30, 2000 and 1999, respectively.

8.     INCOME  TAXES
       -------------
Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At June 30, 2000, the Company has approximately $1,000,000 of unused Federal net operating loss carryforwards, which principally expire in the year 2018. The Company also has $19,000,000 in temporary timing differences primarily resulting from the issuance of stock for services.

The tax benefit of these net operating losses and timing differences is approximately $7,000,000 and has been offset by a full allowance for realization. For the period ended June 30, 2000, the valuation allowance increased by approximately $1,800,000.


9.     STOCKHOLDERS'  EQUITY
       ---------------------
PREFERRED  STOCK
At June 30, 2000, the Company has authorized a total of 20,000,000 preferred shares to be issued in series with rights and privileges to be determined by the Board of Directors.

                 LINDSEYTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


9.     STOCKHOLDER'S  EQUITY  (CONTINUED)
       ----------------------------------
PREFERRED  STOCK  (CONTINUED)
Out of the authorized preferred stock, the Company has designated a "Series A Convertible Preferred Stock" (Series A) with 5,000 as the designated number of shares. The Series A holders are not entitled to receive dividends but can convert one share of Series A into 1,600 shares of common stock.

As a provision of the Series A - "In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the holder of each share of Series A shall be entitled to receive, of the assets of the Company available for distribution, an amount per share equal to $100."

If the assets and funds to be distributed among the holders of the Series A shall be insufficient to permit the payment of the full foresaid preferential amount to such holders, then the entire assets and funds of the Company legally available for distribution shall be distributed among the holders of the Series A in proportion to the aggregate preferential amount of all shares held by them. After payment has been made to the holders of the Series A, the holders of the common stock shall be entitled to share ratably in the remaining assets on the basis of the number of shares held by them.

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

COMMON  STOCK
At June 30, 2000, the Company has authorized a total of 100,000,000 no par common shares to be issued. At June 30, 2000, a total of 20,219,900 shares of no par value common stock were issued and outstanding.

During the year ended June 30, 2000, the Company issued 1,073,440 shares of the Company's common stock for services. The services were valued at the estimated cost of services provided and were issued for $5 per share. A total of $5,367,200 was charged to operations.

OFFERINGS  AND  WARRANTS
The Company completed a public offering of 20,650 units at $6 per unit in March 1991, with gross proceeds of $123,900. Each unit consisted of twelve common shares, no par value, plus twenty Class A and twenty Class B warrants to purchase common stock. Each Class A and Class B warrant allowed the holder to purchase eight shares of common stock at an exercise price of twelve-and-one-half cents ($.125) and eighteen-and-three-quarter cents ($.1875) per share, respectively. The Class A and Class B warrants were to have expired twelve months after the date of the prospectus on September 13, 1990. The Board of Directors had extended the time to exercise these warrants until June 30, 2002. As of June 30, none of these warrants have been exercised.

The Company has sold its securities under a Regulation S Offshores Securities Agreement. The securities may not be sold in the United States unless they become registered under a securities act or under an exemption of a securities act. The securities are sold in units at $100 per unit. Each unit consists of 100 common shares, no par value, plus twenty Class A warrants to purchase common stock at $7 per share and twenty Class B warrants to purchase common stock at $9 per share. Each Class A and Class B warrant allows the holder to purchase one share of common stock. The Class A warrants were to have expired December 15, 1999, but have been extended until June 30, 2002. The Class B warrants were to have expired December 15, 2000, but have also been extended until June 30, 2002. The Company sold 170 units during the year ended June 30, 1999.

                 LINDSEYTECHNOLOGIES.COM, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


9.     STOCKHOLDER'  EQUITY  (CONTINUED)
       ---------------------------------
OFFERINGS  AND  WARRANTS  (CONTINUED)
As of June 30, 2000, 416,400 Class A warrants, and 416,400 Class B warrants to purchase a total of 6,614,800 shares of common stock were issued and outstanding with an average exercice price of $8 per share. The Board of Directors extended the period to exercise all warrants through June 30, 2002.

The Company has the right to redeem these warrants upon a thirty-day written notice at a price of $.0001 per warrant. As of June 30, 2000, the Company has redeemed no warrants.

CONSIDERATION OF OTHER COMPREHENSIVE INCOME ITEMS
The Company has accumulated other comprehensive income of $11,112. The number is made up of $18,109 of foreign currency translation benefit and $6,997 of unrealized losses on marketable securities. These other comprehensive income items have been shown net of tax effect of $-0- due to a full valuation allowance. (see note 8)

10.     STOCK  OPTION  PLAN
        -------------------
On August 17, 1989, the Company adopted an Incentive Stock Option Plan under which options are intended to qualify as "incentive stock options' under Section 422A of the Internal Revenue Code of 1954, as amended. The options to purchase up to 500,000 shares of the Company's common stock may be granted to the employees of the Company. The plan is administered by the Board of Directors, which are empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the common stock on the date of grant (110% of the market value in the case of options granted to an employee who owns 10% of the Company's outstanding common stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to employees who own 10% or more of the Company's common stock). As of June 30, 2000, no options have been granted.

11.     CONTINGENCY
        -----------
The Company issued shares for services during the year ended June 30, 1999 and valued those shares at $5 per share. Should the trading price of those shares be below that amount when the two-year holding period expires, the Company must make up the difference in cash. The total amount of the contingency is $80,000.